Form 10QSB
period 2000-03-31
INTEGRITY BANCSHARES INC
filed 2000-10-03
CIK 1103764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                            For the quarter period ended March 31, 2000

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to
                                               -----------   --------------

                         COMMISSION FILE NUMBER
                                                ----------------
                           INTEGRITY BANCSHARES, INC.

GEORGIA                                    58-2508612
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

        11130 STATE BRIDGE ROAD, SUITE D-203, ALPHARETTA, GEORGIA 30022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (770) 777-0324
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ---------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    YES [X]
NO [  ]

There were 5 shares of Common Stock outstanding as of August 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes [  ];  No [X]

                           INTEGRITY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

ITEM                                                                                      PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------

                                  PART I - FINANCIAL INFORMATION

    1.        Financial Statements.................................................         1

    2.        Management's Discussion and Analysis.................................         7

                                    PART II - OTHER INFORMATION

    1.        Legal Proceedings....................................................         7

    2.        Changes in Securities and Use of Proceeds............................         7

    3.        Defaults Upon Senior Securities......................................         7

    4.        Submission of Matters to a Vote of Security Holders..................         7

    5.        Other Information....................................................         8

    6.        Exhibits and Reports on Form 8-K.....................................         8


              Signatures...........................................................         8

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         An audited balance sheet, audited statements of income, cash flows and changes in stockholders' equity dated January 12, 2000 can be found in the Registrant's prospectus, dated April 28, 2000, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form. Below please find unaudited interim financial statements dated March 31, 2000 which include a balance sheet , income statements, and statements of cash flow. The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

        ASSETS

Cash                                                                   $     3,853

Equipment (net of accumulated depreciation of $5,786)                       76,346

Earnest money deposit on land                                               10,000

Stock subscriptions held in escrow                                       3,130,000

Other assets                                                                 3,912
                                                                       -----------

        Total assets                                                   $ 3,224,111
                                                                       ===========

        LIABILITIES AND STOCKHOLDER'S DEFICIT

        LIABILITIES

Line of credit                                                         $   475,000

Note payable                                                                30,458

Accrued expenses                                                            11,464

Stock subscribers funds held in escrow                                   3,130,000
                                                                       -----------

        Total liabilities                                                3,646,922

        STOCKHOLDER'S (DEFICIT)

Common stock, no par value; 10,000,000 shares authorized
        5 shares issued and outstanding                                         50

Deficit accumulated during the development state
        Previous year                                                     (282,849)
        Current year                                                      (140,011)
                                                                       -----------
        Total stockholder's deficit                                       (422,810)
                                                                       -----------

        Total liabilities and stockholder's deficit                    $ 3,224,112
                                                                       ===========

See Notes to Financial Statements

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                                Statement of Loss
                    Three month period ending MARCH 31, 2000
--------------------------------------------------------------------------------


        Income

Interest on escrow funds                                                            $   3,912
                                                                                    ---------

        Total income                                                                $   3,912
                                                                                    ---------

        Expenses

Personnel expenses                                                                  $  75,685

Interest                                                                                  307

Equipment and occupancy expenses                                                        8,639

Legal and consulting                                                                   35,795

Other expenses                                                                         23,497

        Total expenses                                                              $ 143,923
                                                                                    ---------

        Net loss and deficit accumulated during the development stage               $(140,011)
                                                                                    =========

See Notes to Financial Statements

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                    Three month period ending MARCH 31, 2000
--------------------------------------------------------------------------------

OPERATING ACTIVITIES

        Net Loss                                                                      $(140,011)

        Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation                                                                      4,417

        Increase in other assets (interest receivable)                                   (3,912)

        Increase in accrued expenses                                                      4,624

        Net cash used in operating activities                                          (134,882)
                                                                                      ---------

INVESTING ACTIVITIES

        Purchase of premises and equipment                                              (18,474)
                                                                                      ---------

        Net cash used in investing activities                                           (18,474)
                                                                                      ---------

FINANCING ACTIVITIES

        Proceeds from line of credit                                                    150,000

        Repayment of note payable                                                        (1,417)

        Net cash provided by financing activities                                       148,583
                                                                                      ---------

Net decrease in cash                                                                     (4,773)

Cash at beginning of period                                                               8,626

Cash at end of period                                                                 $   3,853
                                                                                      ---------

See Notes to Financial Statements

                           INTEGRITY BANCSHARES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

Organization

         Integrity Bancshares, Inc. (the "Company") was incorporated on November 12, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Act of 1956, as amended, and the Georgia Bank Holding Company Act. The Company intends to acquire 100% of the issued and outstanding capital stock of Integrity Bank (In Organization) (the "Bank"), a corporation to be organized under the laws of the State of Georgia to conduct a general banking business in Alpharetta, Georgia. On November 12, 1999, the organizers filed an application for approval of the organization of the Bank with the Georgia Department of Banking and Finance ("DBF") and also with the Federal Deposit Insurance Corporation ("FDIC") for insurance of the Bank's deposits. The Company has applied to the DBF to become a bank holding company and will apply to the Federal Reserve Bank of Atlanta ("FRB") as soon as it receives preliminary approval from the DBF. Upon obtaining regulatory approval, the Company will be a registered bank holding company subject to regulation by the FRB and DBF.

         Activities since inception have consisted primarily of the Company's and the Bank's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution. In addition, the Securities and Exchange Commission made the company's stock offering effective March 7, 2000, and since that time the Company's organizers have been engaged in the solicitation of subscribers for the shares of Integrity Bancshares, Inc.

Significant Accounting Policies

         The financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles.

Organizational and Stock Offering Costs

         Organizational costs will be expensed as incurred in accordance with generally accepted accounting principles. Stock offering costs will be charged to capital surplus upon completion of the stock offering. Additional costs are expected to be incurred from organizational costs and stock offering costs.

Equipment

         Equipment is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over an estimated useful life of three to five years.

Income Taxes

         The Company will be subject to Federal and State income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the preopening period.

Fiscal Year

         The Company will adopt a calendar year for both financial reporting and tax reporting purposes.

Note 2.        LINE OF CREDIT

         To facilitate the formation of the Company and the Bank, the organizers have established a $500,000 line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate less 1/2% and matures on September 16, 2000. Interest is payable quarterly. The interest rate at March 31, 2000 was 8.50%. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

Note 3.        NOTE PAYABLE

         Note payable consists of a note used to finance the purchase of the Company's vehicle. The note requires 48 monthly payments of 861.73 including interest at 9.75%.

Note 4.        COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company has entered into an agreement to purchase approximately 1.3 acres of land at a purchase price of $850,000. The land was purchased from a director of the Company and will be used as the site for its main office. As of March 31, 2000, the Company has made a $10,000 deposit on the land.

         The Company is also leasing temporary office facilities on a month-to-month basis for $900 from the aforementioned director. Total rental expense included in the statement of loss under this agreement amounted to $5,400.

Note 5.        COMMON STOCK OFFERING

         The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission and was granted an effective date of March 7, 2000 offering for sale a minimum of 1,000,000 shares and a maximum of 1,200,000 shares of the Company's common stock at a price of $10 per share. As of March 31, 2000, subscriptions have been received and accepted for 313,000 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Registrant's plan of operations can be found in its prospectus, dated April 28, 2000, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form.

         Since March 7, 2000, which is the date on which the Registrant's Form SB-2 Registration Statement was declared effective with the Securities and Exchange Commission ("SEC"), the Registrant's sole activities have been selling securities pursuant to such Registration Statement and engaging in other organizational matters.

                           PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are no material legal proceedings to which the Registrant is a party or to which any of its properties are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The instruments defining the rights of the holders of the Registrant's common stock (its only class of securities) have not been modified in any way, nor has there been any issuance of any security during the first quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Registrant exceeding five percent (5%) of the total assets of the Registrant. Because the Registrant only has one class of securities, its common stock, it has no material arrearage in the payment of preferential equity returns.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

         There have been no material unscheduled events which require reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits listed below are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified:

    Exhibit No.               Description
    -----------               -----------
         3.1      Articles of Incorporation (incorporated by reference to the
                  Registrant's Form SB-2 Registration Statement declared
                  effective by the SEC on March 7, 2000)

         3.2      Bylaws (incorporated by reference to the Registrant's Form
                  SB-2 Registration Statement declared effective by the SEC on March 7, 2000)

         4 Instruments defining the rights of holders, including indentures (incorporated by reference to the Registrant's Form
                  SB-2 Registration Statement declared effective by the SEC on March 7, 2000)

         10 Material Contracts (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 7, 2000)

         19 Prospectus dated April 28, 2000 (incorporated by reference to the Registrant's 424(b) filing made on May 5, 2000)

         27       Financial Date Schedule


(b)      The Registrant has filed no reports on Form 8-K.


                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTEGRITY BANCSHARES, INC.


Date: September 30, 2000               /s/ Clinton M. Day
                                       ----------------------------------------
                                       Clinton M. Day, Chairman of the Board


Date: September 29, 2000               /s/ Steven M. Skow
                                       ----------------------------------------
                                       Steven M. Skow, President