Form 10QSB
period 2000-06-30
INTEGRITY BANCSHARES INC
filed 2000-10-03
CIK 1103764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2000

        [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ---------------

                         COMMISSION FILE NUMBER
                                                --------------

                           INTEGRITY BANCSHARES, INC.

GEORGIA                                   58-2508612
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

         11130 STATE BRIDE ROAD, SUITE D-203, ALPHARETTA, GEORGIA 30022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (770) 777-0324
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

There were 5 shares of Common Stock outstanding as of August 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes[ ]; No [X]

                           INTEGRITY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

ITEM                                                                                      PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------
                               PART I - FINANCIAL INFORMATION

    1.        Financial Statements.................................................         1

    2.        Management's Discussion and Analysis.................................         6

                                    PART II - OTHER INFORMATION

    1.        Legal Proceedings....................................................         6

    2.        Changes in Securities and Use of Proceeds............................         6

    3.        Defaults Upon Senior Securities......................................         6

    4.        Submission of Matters to a Vote of Security Holders..................         6

    5.        Other Information....................................................         7

    6.        Exhibits and Reports on Form 8-K.....................................         7


              Signatures...........................................................         7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         An audited balance sheet, audited statements of income, cash flows and changes in stockholders' equity dated January 12, 2000 can be found in the Registrant's prospectus, dated April 28, 2000, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form. Below please find unaudited interim financial statements dated June 30, 2000 which include a balance sheet, income statements, and statements of cash flow. The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  JUNE 30, 2000
 ------------------------------------------------------------------------------

  ASSETS

Cash                                                                   $    13,641

Equipment (net of accumulated depreciation of $11,290)                     164,003

Earnest money deposit on land                                               10,000

Stock subscriptions held in escrow                                       4,847,900

Other assets                                                                80,900
                                                                       -----------

        Total assets                                                   $ 5,116,444
                                                                       ===========

        LIABILITIES AND STOCKHOLDER'S DEFICIT

        LIABILITIES

Line of credit                                                         $   875,000

Note payable                                                                28,333

Accrued expenses                                                            13,544

Stock subscribers funds held in escrow                                   4,847,900
                                                                       -----------

        Total liabilities                                                5,764,778
                                                                       ===========

        STOCKHOLDER'S (DEFICIT)

Common stock, no par value; 10,000,000 shares authorized
        5 shares issued and outstanding                                         50

Deficit accumulated during the development state
        Previous year                                                     (282,849)
        Current year                                                      (365,534)
                                                                       -----------
        Total stockholder's deficit                                       (648,333)
                                                                       -----------

        Total liabilities and stockholder's deficit                    $ 5,116,444
                                                                       ===========

See Notes to Financial Statements

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                                Statement of Loss
                      Six month period ending JUNE 30, 2000
-------------------------------------------------------------------------------

        Income

Interest on escrow funds                                                            $  64,636
                                                                                    ---------

        Total income                                                                $  64,636
                                                                                    ---------

        Expenses

Personnel expenses                                                                  $ 185,036

Interest                                                                               14,207

Equipment and occupancy expenses                                                       26,867

Legal and consulting                                                                  106,338

Other expenses                                                                         97,721

        Total expenses                                                              $ 430,170
                                                                                    ---------

        Net loss and deficit accumulated during the development stage               $(365,534)
                                                                                    =========

See Notes to Financial Statements

                           Integrity Bancshares, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                      Six month period ending JUNE 30, 2000
-------------------------------------------------------------------------------

OPERATING ACTIVITIES

        Net Loss                                                                      $(365,534)

        Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation                                                                      9,921

        Increase in other assets (interest receivable & prepaids)                       (80,900)

        Increase in accrued expenses                                                      6,704
                                                                                      ---------
        Net cash used in operating activities                                          (429,809)
                                                                                      ---------

INVESTING ACTIVITIES

        Purchase of premises and equipment                                             (111,634)
                                                                                      ---------
        Net cash used in investing activities                                          (111,634)
                                                                                      ---------

FINANCING ACTIVITIES

        Proceeds from line of credit                                                    550,000

        Repayment of note payable                                                        (3,542)
                                                                                      ---------
        Net cash provided by financing activities                                       546,458
                                                                                      ---------

Net decrease in cash                                                                      5,015

Cash at beginning of period                                                               8,626
                                                                                      ---------
Cash at end of period                                                                 $  13,641
                                                                                      =========

See Notes to Financial Statements

                           INTEGRITY BANCSHARES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Note 2.        LINE OF CREDIT

         To facilitate the formation of the Company and the Bank, the organizers have increased an established line of credit with an independent bank from $500,000 to $1,000,000, for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate less 1/2% and matures on September 16, 2000. Interest is payable quarterly. The interest rate at June 30, 2000 was 9.00%. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

Note 3.        NOTE PAYABLE

         Note payable consists of a note used to finance the purchase of the Company's vehicle. The note requires 48 monthly payments of 861.73 including interest at 9.75%.

Note 4.        COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company has entered into an agreement to purchase approximately 1.3 acres of land at a purchase price of $850,000. The land was purchased from a director of the Company and will be used as the site for its main office. As of June 30, 2000, the Company has made a $10,000 deposit on the land.

         The Company is also leasing temporary office facilities on a month-to-month basis for $900 from the aforementioned director. Total rental expense included in the statement of loss under this agreement amounted to $8,100.

Note 5.        COMMON STOCK OFFERING

         The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission and was granted an effective date of March 7, 2000 offering for sale a minimum of 1,000,000 shares and a maximum of 1,200,000 shares of the Company's common stock at a price of $10 per share. As of June 30, 2000, subscriptions have been received and accepted for 484,790 shares.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The instruments defining the rights of the holders of the Registrant's common stock (its only class of securities) have not been modified in any way, nor has there been any issuance of any security during the second quarter of 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits listed below are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified:

      Exhibit No.             Description
      -----------             -----------
         3.1      Articles of Incorporation (incorporated by reference to the
                  Registrant's Form SB-2 Registration Statement declared
                  effective by the SEC on March 7, 2000)
         3.2      Bylaws (incorporated by reference to the Registrant's Form
                  SB-2 Registration Statement declared effective by the SEC on
                  March 7, 2000)
         4        Instruments defining the rights of holders, including
                  indentures (incorporated by reference to the Registrant's Form
                  SB-2 Registration Statement declared effective by the SEC on
                  March 7, 2000)
         10       Material Contracts (incorporated by reference to the
                  Registrant's Form SB-2 Registration Statement declared
                  effective by the SEC on March 7, 2000)
         19       Prospectus dated April 28, 2000 (incorporated by reference to the Registrant's 424(b) filing made on May 5, 2000)
         27       Financial Date Schedule (for SEC use only)


   (b)   The Registrant has filed no reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTEGRITY BANCSHARES, INC.


Date: September 30, 2000                 /s/ Clinton M. Day
                                         --------------------------------------
                                         Clinton M. Day, Chairman of the Board



Date: September 29, 2000                 /s/ Steven M. Skow
                                         --------------------------------------
                                         Steven M. Skow, President