Form 10QSB
period 2000-09-30
INTEGRITY BANCSHARES INC
filed 2000-11-17
CIK 1103764

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 2000

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                    -----   -----
                         COMMISSION FILE NUMBER
                                                --------

                           INTEGRITY BANCSHARES, INC.

GEORGIA                                   58-2508612
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

         11130 STATE BRIDE ROAD, SUITE D-203, ALPHARETTA, GEORGIA 30022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (770) 777-0324
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

There were 1,092,500 shares of Common Stock outstanding as of November 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                           INTEGRITY BANCSHARES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
NUMBER                                                                     NUMBER


                      PART I - FINANCIAL INFORMATION

  1.  Financial Statements..............................................     1

  2.  Management's Discussion and Analysis..............................     5

                          PART II - OTHER INFORMATION

  1.  Legal Proceedings.................................................     5

  2.  Changes in Securities and Use of Proceeds.........................     5

  3.  Defaults Upon Senior Securities...................................     6

  4.  Submission of Matters to a Vote of Security Holders...............     6

  5.  Other Information.................................................     6

  6.  Exhibits and Reports on Form 8-K..................................     6


      Signatures........................................................     7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

An audited balance sheet, audited statements of income, cash flows and changes in stockholders' equity dated January 12, 2000 can be found in the Registrant's prospectus, dated April 28, 2000, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form. Below please find unaudited interim financial statements dated September 30, 2000 which include a balance sheet, income statements, and statements of cash flow. The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                           INTEGRITY BANCSHARES, INC.
                         (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000

--------------------------------------------------------------------------------

ASSETS
     Cash                                                         $  9,025,178
     Land                                                              850,000
     Buildings                                                         166,082
     Equipment (net of accumulated depreciation of $23,326)            127,541
     Other assets                                                       32,750
                                                                  ------------
     TOTAL ASSETS                                                 $ 10,201,551
                                                                  ============

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
     Accrued expenses                                             $     13,909
                                                                  ------------
     TOTAL LIABILITIES                                                  13,909
                                                                  ------------

STOCKHOLDER EQUITY
     Common stock, no par value 10,000,000 shares authorized        10,858,800
     1,092,500 shares issued and outstanding
     Deficit accumulated during the development stage
             Previous year                                            (282,849)
             Current year                                             (388,309)
                                                                  ------------
     TOTAL STOCKHOLDER EQUITY                                       10,187,642
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY                          $ 10,201,551
                                                                  ============

                           INTEGRITY BANCSHARES, INC.
                         (A Development Stage Company)
                                Statement of Loss
                   Three month period ended September 30, 2000

--------------------------------------------------------------------------------

INCOME

Interest on escrow funds                                        $  109,507.00
Interest on federal funds sold                                      24,161.00
                                                                -------------
TOTAL INCOME                                                    $  133,668.00
                                                                -------------

EXPENSES

Interest expense                                                $  (10,477.00)
Personnel expense                                                 (112,766.00)
Equipment and occupancy expense                                    (16,585.00)
Legal and consulting                                                (8,088.00)
Other expense                                                       (8,527.00)
                                                                 ------------
TOTAL EXPENSE                                                    $(156,443.00)
                                                                 ------------

Net loss for the period                                          $ (22,775.00)
                                                                 ============


                           INTEGRITY BANCSHARES, INC
                         (A Development Stage Company)
                               Statement of Loss
                   Nine month period ended September 30, 2000

--------------------------------------------------------------------------------

INCOME

Interest on escrow funds                                          $   174,143
Interest on federal funds sold                                         24,161
                                                                  -----------
TOTAL INCOME                                                          198,304
                                                                  ------------

EXPENSES
Interest expense                                                  $   (24,684)
Personnel expense                                                    (297,803)
Equipment and occupancy expense                                       (43,452)
Legal and consulting                                                 (114,426)
Other expense                                                        (106,248)
                                                                  ------------
TOTAL EXPENSE                                                     $  (586,613)
                                                                  -----------

Net loss for the period                                           $  (388,309)
                                                                  ===========

                           INTEGRITY BANCSHARES, INC.
                         (A Development Stage Company)
                                Statement of Loss
          Since Date of Inception, June 11, 1999 to September 30, 2000

 ------------------------------------------------------------------------------

INCOME

Interest on escrow funds                                          $ 174,143
Interest on federal funds sold                                       24,161
                                                                  ---------
TOTAL INCOME                                                        198,304
                                                                  ---------

EXPENSES
Interest expense                                                  $ (33,120)
Personnel expense                                                  (364,724)
Equipment and occupancy expense                                     (48,371)
Legal and consulting                                               (250,750)
Other expense                                                      (172,497)
                                                                  ---------
TOTAL EXPENSE                                                     $(869,462)
                                                                  ---------

Net loss for the period                                           $(671,158)
                                                                  =========


                           INTEGRITY BANCSHARES, INC
                         (A Development Stage Company)
                            Statement of Cash Flows
                   Nine month period ended September 30, 2000

--------------------------------------------------------------------------------

OPERATING ACTIVITIES

      Net Loss                                                    $(388,309)

      Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                   21,957

      Increase in other assets                                      (32,750)

      Increase in accrued expenses                                    7,069

      Net cash used in operating activities                        (392,033)

INVESTING ACTIVITIES

    Purchase of premises and equipment                              (1,093,290)

    Net cash used in investing activities                           (1,093,290)

FINANCING ACTIVITIES

    Redemption of shares                                                   (50)

    Proceeds from sale of common stock, net
          of stock issue costs                                      10,858,800

    Repayment of debt                                                 (356,875)

    Net cash provided by in financing activities                    10,501,875

Net increase in cash                                                 9,016,552

Cash at beginning of period                                              8,626

Cash at end of period                                             $  9,025,178


                           INTEGRITY BANCSHARES, INC.
                         (A Development Stage Company)
                             Statement of Cash Flows
          Since Date of Inception, June 11, 1999 to September 30, 2000

------------------------------------------------------------------------------

OPERATING ACTIVITIES

    Net Loss                                                      $(671,158)

    Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                                     23,326

    Increase in other assets                                        (32,750)

    Increase in accrued expenses                                     13,909

    Net cash used in operating activities                          (666,673)

INVESTING ACTIVITIES

     Purchase of premises and equipment                            (1,166,949)

     Net cash used in investing activities                         (1,166,949)

FINANCING ACTIVITIES

     Proceeds from sale of common stock, net
           of stock issue costs                                    10,858,800

     Net cash provided by in financing activities                  10,858,800

Net increase in cash                                                9,025,178

Cash at beginning of period                                                 0

Cash at end of period                                             $ 9,025,178


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Since March 7, 2000, which is the date on which the Registrant's Form SB-2 Registration Statement was declared effective with the Securities and Exchange Commission ("SEC"), the Registrant's sole activities have been selling securities pursuant to such Registration Statement and engaging in other organizational matters. The offering to sell the registered securities was closed effective August 31, 2000. The registrant sold 1,092,500 shares at a sales price of $10.00 per share totaling $10,925,000 to 257 shareholders. The company was formally organized on September 7, 2000. Since that time the company's activities include: making formal applications to become a bank holding company with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, interviewing potential staff for the company and subsidiary, establishing necessary vendor relationships, processing systems, and policies for the operations of a commercial bank. The Registrant opened for business on November 1, 2000 There have been no material changes to the Registrant's plan of operations found in the Registrant's prospectus, dated April 28, 2000, which has been made available to its stockholders and is incorporated by reference herein.


                           PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Registrant is a party or to which any of its properties are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The instruments defining the rights of the holders of the Registrant's common stock (its only class of securities) have not been modified in any way. During the third quarter of 2000 the Registrant issued 1,092,500 shares of common stock and redeemed the 5 shares of common stock which was previously issued to Steven M. Skow upon organization.

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

            27          Financial Data Schedule

(b)      The Registrant has filed no reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTEGRITY BANCSHARES, INC.


Date: November 17, 2000             /s/ Clinton M. Day
                                    -----------------------------------------
                                    Clinton M. Day, Chairman of the Board


Date: November 17, 2000             /s/ Steven M. Skow
                                    -----------------------------------------
                                    Steven M. Skow, President