Form 10QSB
period 2003-06-30
INTEGRITY BANCSHARES INC
filed 2003-08-29
CIK 1103764

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2003
                                            ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-33221

                           Integrity Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                      58-2508612
-------------------------------              ----------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

               11140 STATE BRIDGE ROAD, ALPHARETTA, GEORGIA 30022
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 777-0324
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2003: 1,843,525; no par value.

Transitional Small Business Disclosure Format    Yes              No     X
                                                     -------          -------

EXPLANATORY NOTE

Integrity Bancshares, Inc. filed a Form SB-2 on January 25, 2000. This registration statement was subsequently declared effective and the Company filed periodic reports during 2000 pursuant to Section 15(d) of the Securities Exchange Act of 1934. Because the Company had less than 300 shareholders on December 31, 2000, its obligation to file periodic reports was suspended under
Section 15(d) of the Exchange Act. Although the Company continues to have less than 300 record shareholders, it has decided to begin voluntary reporting with the SEC. This Form 10-QSB for the quarter ended June 30, 2003 is being filed after the stated deadline due to a change in the Company's management that made it impracticable to file the report in a timely manner. Because the Company is not required to file SEC reports, no Form 12b-25 notification was filed.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

-------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                                       PAGE
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - June 30, 2003..........................................................   3

                     Consolidated Statements of Income and Comprehensive
                              Income - Three Months Ended June 30, 2003 and 2002
                              and Six Months Ended June 30, 2003 and 2002................................................   4

                     Consolidated Statement of Cash Flows - Six
                              Months Ended June 30, 2003 and 2002........................................................   5

                     Notes to Consolidated Financial Statements..........................................................   6

                  Item 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..............................................   9

                  Item 3.  Controls and Procedures.......................................................................  16

PART II.          OTHER INFORMATION

                  Item 1 - Legal Proceedings.............................................................................  17

                  Item 2 - Changes in Securities and Use of Proceeds.....................................................  17

                  Item 3 - Defaults Upon Senior Securities...............................................................  17

                  Item 4 - Submission of Matters to a Vote of Security Holders...........................................  17

                  Item 6 - Exhibits and Reports on Form 8-K..............................................................  18

                  Signatures.............................................................................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                ASSETS
Cash and due from banks                                              $        3,727,677
Interest-bearing deposits in banks                                              753,151
Federal funds sold                                                            8,059,000
Securities available-for-sale, at fair value                                 22,853,825
Restricted equity securities, at cost                                           350,000
Loans                                                                       180,827,435
Less allowance for loan losses                                                1,767,580
                                                                     ------------------
          Loans, net                                                        179,059,855
                                                                     ------------------
Premises and equipment                                                        8,090,051
Other assets                                                                  1,008,881
                                                                     ------------------
          TOTAL ASSETS                                               $      223,902,440
                                                                     ==================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
    Noninterest-bearing                                              $        5,343,188
    Interest-bearing                                                        191,106,137
                                                                     ------------------
          TOTAL DEPOSITS                                                    196,449,325
Other borrowings                                                              7,000,000
Other liabilities                                                               949,238
                                                                     ------------------
          TOTAL LIABILITIES                                                 204,398,563
                                                                     ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares authorized;
       1,843,525 shares issued and outstanding                               19,091,496
    Retained earnings                                                           268,156
    Accumulated other comprehensive income                                      144,225
                                                                     ------------------
          TOTAL STOCKHOLDERS' EQUITY                                         19,503,877
                                                                     ------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      223,902,440
                                                                     ==================

See Notes to Consolidated Financial Statements.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                   AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                     ------------------------------  -------------------------------
                                                          2003             2002           2003             2002
                                                     --------------  --------------  --------------   --------------
INTEREST INCOME
    Loans                                            $    3,046,371  $    1,309,314  $    5,683,328   $    2,366,801
    Taxable securities                                      229,296         170,201         389,727          317,211
    Deposits in banks                                         1,647             426           3,885              977
    Federal funds sold                                        8,904           8,737          31,995           16,328
                                                     --------------  --------------  --------------   --------------
              TOTAL INTEREST INCOME                       3,286,218       1,488,678       6,108,935        2,701,317
                                                     --------------  --------------  --------------   --------------
INTEREST EXPENSE
    Deposits                                              1,169,320         684,735       2,176,961        1,266,027
    Federal funds purchased, securities sold under
         repurchase agreements and other borrowings          26,957          26,815          54,845           56,657
                                                     --------------  --------------  --------------   --------------
              TOTAL INTEREST EXPENSE                      1,196,277         711,550       2,231,806        1,322,684
                                                     --------------  --------------  --------------   --------------
              NET INTEREST INCOME                         2,089,941         777,128       3,877,129        1,378,633
PROVISION FOR LOAN LOSSES                                   350,185         115,602         682,806          268,984
                                                     --------------  --------------  --------------   --------------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                 1,739,756         661,526       3,194,323        1,109,649
                                                     --------------  --------------  --------------   --------------
OTHER INCOME
    Service charges on deposit accounts                      23,009          15,534          44,395           28,194
    Other operating income                                    8,072           4,387          14,386           12,773
                                                     --------------  --------------  --------------   --------------
              TOTAL OTHER INCOME                             31,081          19,921          58,781           40,967
                                                     --------------  --------------  --------------   --------------
OTHER EXPENSES
    Salaries and employee benefits                          555,816         328,289       1,036,061          670,747
    Occupancy and equipment expenses                        105,937          71,767         190,748          140,739
    Other operating expenses                                317,432         173,220         569,730          325,153
                                                     --------------  --------------  --------------   --------------
              TOTAL OTHER EXPENSES                          979,185         573,276       1,796,539        1,136,639
                                                     --------------  --------------  --------------   --------------
              NET INCOME BEFORE INCOME TAXES                791,652         108,171       1,456,565           13,977
INCOME TAX EXPENSE                                          203,517              --         203,517               --
                                                     --------------  --------------  --------------   --------------
              NET INCOME                                    588,135         108,171       1,253,048           13,977
                                                     --------------  --------------  --------------   --------------
OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period               15,371         223,546        (124,312)         222,292
                                                     --------------  --------------  --------------   --------------
              COMPREHENSIVE INCOME                   $      603,506  $      331,717  $    1,128,736   $      236,269
                                                     ==============  ==============  ==============   ==============
BASIC EARNINGS PER SHARE                             $         0.34  $         0.09  $         0.79   $         0.01
                                                     ==============  ==============  ==============   ==============
DILUTED EARNINGS PER SHARE                           $         0.34  $         0.09  $         0.79   $         0.01
                                                     ==============  ==============  ==============   ==============
CASH DIVIDENDS PER SHARE                             $           --  $           --  $           --   $           --
                                                     ==============  ==============  ==============   ==============

See Notes to Consolidated Financial Statements.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                      2003               2002
                                                                 ---------------   ---------------
OPERATING ACTIVITIES
    Net income                                                   $     1,253,048   $        13,977
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                     122,091            77,322
        Provision for loan losses                                        682,806           268,984
        Increase in interest receivable                                 (295,950)         (178,415)
        Increase (decrease) in interest payable                          354,371           (34,339)
        Net other operating activities                                   167,860           (53,942)
                                                                 ---------------   ---------------
              Net cash provided by operating activities                2,284,226            93,587
                                                                 ---------------   ---------------
INVESTING ACTIVITIES
    Net increase in interest-bearing deposits in banks                  (223,176)          (27,141)
    Purchases of securities available-for-sale                       (19,150,470)       (2,994,925)
    Proceeds from maturities of securities available-for-sale          6,649,728         1,070,115
    Net increase in federal funds sold                                (8,059,000)         (381,000)
    Net increase in loans                                            (52,839,377)      (32,405,994)
    Purchase of premises and equipment                                (3,933,895)          (65,327)
                                                                 ---------------   ---------------
              Net cash used in investing activities                  (77,556,190)      (34,804,272)
                                                                 ---------------   ---------------
FINANCING ACTIVITIES
    Net increase in deposits                                          76,316,025        34,723,730
    Net decrease in federal funds purchased                           (3,115,000)       (1,799,000)
    Net decrease in securities sold under repurchase agreements               --        (1,000,000)
    Net proceeds from sale of common stock                             4,556,542         2,831,376
    Net proceeds from sale of treasury stock                                  --            74,745
                                                                 ---------------   ---------------
              Net cash provided by financing activities               77,757,567        34,830,851
                                                                 ---------------   ---------------
Net increase in cash and due from banks                                2,485,603           120,166

Cash and due from banks, beginning of period                           1,242,074           663,137
                                                                 ---------------   ---------------
Cash and due from banks, end of period                           $     3,727,677   $       783,303
                                                                 ===============   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for:
           Interest                                              $     1,877,435   $     2,266,145
           Income taxes                                          $        10,483   $          --



See Notes to Consolidated Financial Statements.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information for Integrity Bancshares, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of  operations  for the three and six month  periods  ended
         June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.



                                                                               THREE MONTHS ENDED JUNE 30,
                                                                           -----------------------------------
                                                                                 2003                2002
                                                                           ----------------  -----------------

        Net income, as reported                                            $        588,135  $         108,171
        Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                                      16,773                  0
                                                                           ----------------  -----------------
         Pro forma net income                                              $        571,362  $         108,171
                                                                           ================  =================
        Earnings per share:
           Basic - as reported                                             $            .34  $             .09
                                                                           ================  =================
           Basic - pro forma                                               $            .33  $             .09
                                                                           ================  =================
           Diluted - as reported                                           $            .34  $             .09
                                                                           ================  =================
           Diluted - pro forma                                             $            .33  $             .09
                                                                           ================  =================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)




                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------------------
                                                                                  2003                2002
                                                                            ------------------  ---------------

         Net income, as reported                                            $      1,253,048    $        13,977
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards, net of tax                                     328,267                  0
                                                                            ----------------    ---------------
         Pro forma net income                                               $        924,781    $        13,977
                                                                            ================    ===============
         Earnings per share:
            Basic - as reported                                             $           0.79    $          0.01
                                                                            ================    ===============
            Basic - pro forma                                               $           0.58    $          0.01
                                                                            ================    ===============
            Diluted - as reported                                           $           0.79    $          0.01
                                                                            ================    ===============
            Diluted - pro forma                                             $           0.58    $          0.01
                                                                            ================    ===============

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.


                                                                                THREE MONTHS ENDED JUNE 30,
                                                                           --------------------------------------
                                                                                  2003                 2002
                                                                           ------------------    ----------------
       Basic Earnings Per Share:
          Weighted average common shares outstanding                                1,747,657           1,170,385
                                                                           ==================    ================
          Net income                                                       $          588,135    $        108,171
                                                                           ==================    ================
          Basic earnings per share                                         $             0.34    $           0.09
                                                                           ==================    ================
       Diluted Earnings Per Share:
          Weighted average common shares outstanding                                1,747,657           1,170,385
          Net effect of the assumed exercise of stock
             options based on the treasury stock method
             using average market prices for the year                                       0                   0
                                                                           ------------------    ----------------
          Total weighted average common shares and
             common stock equivalents outstanding                                   1,747,657           1,170,385
                                                                           ==================    ================
          Net income                                                       $          588,135    $        108,171
                                                                           ==================    ================
          Diluted earnings per share                                       $             0.34    $           0.09
                                                                           ==================    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  EARNINGS PER SHARE (Continued)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------
                                                                                    2003                 2002
                                                                             ------------------    ----------------
         Basic Earnings Per Share:
            Weighted average common shares outstanding                                1,592,485           1,121,207
                                                                             ==================    ================
            Net income                                                       $        1,253,048    $         13,977
                                                                             ==================    ===============
            Basic earnings per share                                         $             0.79    $           0.01
                                                                             ==================    ===============
         Diluted Earnings Per Share:
            Weighted average common shares outstanding                                1,592,485           1,121,207
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year                                       0                   0
                                                                             ------------------    ----------------
            Total weighted average common shares and
               common stock equivalents outstanding                                   1,592,485           1,121,207
                                                                             ==================    ================

            Net income                                                       $        1,253,048    $         13,977
                                                                             ==================    ================
            Diluted earnings per share                                       $             0.79    $           0.01
                                                                             ==================    ================


NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the "Company") and its bank subsidiary, Integrity Bank (the "Bank"), during the periods included in the accompanying consolidated financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrity Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
                                        9

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2003. At June 30, 2003, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 23% and the loan to deposit ratio was approximately 92%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:



                                                               ACTUAL
                                                   ---------------------------------
                                                                                        REGULATORY
                                                                                          MINIMUM
                                                   CONSOLIDATED           BANK          REQUIREMENT
                                                   -----------------  --------------  ----------------

        Leverage capital ratios                          9.44 %            9.25 %            4.00 %
        Risk-based capital ratios:
           Tier I capital                                9.52              9.29              4.00
           Total capital                                10.39             10.16              8.00



Subsequent to June 30, 2003 the company obtained a $6,000,000 line of credit with a correspondent bank. This line of credit will be accessed as needed for liquidity and subsidiary capital needs.

OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                           JUNE 30,
                                                            2003
                                                     --------------------
                                                    (DOLLARS IN THOUSANDS)
             Commitments to extend credit            $            45,597
             Letters of credit                                       479
                                                     --------------------
                                                     $            46,076
                                                     ====================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:



                                                          JUNE 30,           DECEMBER 31,
                                                            2003                 2002
                                                       ---------------     ---------------
                                                              (DOLLARS IN THOUSANDS)
                                                       -----------------------------------

Cash and due from banks                                $       3,728       $         1,242
Interest-bearing deposits in banks                               753                   530
Federal funds sold                                             8,059                     -
Securities                                                    23,204                10,750
Loans, net                                                   179,060               126,903
Premises and equipment                                         8,090                 4,266
Other assets                                                   1,008                   673
                                                       -------------       ---------------
                                                       $     223,902       $       144,364
                                                       =============       ===============

Deposits                                               $     196,449       $       120,133
Other borrowings                                               7,000                10,115
Other liabilities                                                949                   297
Stockholders' equity                                          19,504                13,819
                                                       -------------       ---------------
                                                       $     223,902       $       144,364
                                                       =============       ===============

Our total assets grew at a rate of 55% for the first six months of 2003. Deposit growth of $76.3 million was invested in loans, which increased by $52.2 million, securities and federal fund sold, which increased by $20.5 million and premises and equipment, which increased by $3.8 million . Included in the $3.8 million is the purchase of an office building from a director in the amount of $2.8 million. The building is located adjacent to the existing main office and will be used for future expansion. Also included in the $3.8 million are building costs in the amount of $819,000 paid to a company owned by a director for the construction of the Roswell branch, which opened in July, 2003. These transactions were made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for comparable transactions with third party providers. Our loan to deposit ratio decreased to 92% at June 30, 2003 from 107% at December 31, 2002. The decrease in this ratio is due to the significant deposit growth in 2003. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders' equity has increased by $5.7 million due to net income of $1,253,000, proceeds from the sale of common stock in a private placement offering of $4,557,000 and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $124,000.

In August, 2003 we invested $690,000 in Integrity Bank, a Florida bank which is in organization. This investment represents a 4.9% interest in the anticipated capital of the company. Several of our directors are also proposed directors of this Florida bank.

As of June 30, 2003 a deposit of $25,000 had been made on a land purchase for a Cobb County, Georgia branch location in an area commonly known as Vinings. Subsequent to June 30, 2003, the land was purchased at a total cost of $1,200,000. The branch is expected to open in the Spring of 2004. The branch will be constructed by the same company who constructed the Roswell branch.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.



                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                        2003                 2002
                                                   ----------------    ----------------
                                                          (DOLLARS IN THOUSANDS)
                                                   ------------------------------------
Interest income                                    $         3,286     $          1,489
Interest expense                                             1,196                  712
                                                   ---------------     ----------------
Net interest income                                          2,090                  777
Provision for loan losses                                      350                  116
Other income                                                    31                   20
Other expense                                                  979                  573
                                                   ---------------     ----------------
Pretax income                                                  792                  108
Income taxes                                                   204                    -
                                                   ---------------     ----------------
Net income                                         $           588     $            108
                                                   ===============     ================


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        2003                 2002
                                                   ----------------    ----------------
                                                          (DOLLARS IN THOUSANDS)
                                                   ------------------------------------
Interest income                                    $         6,109     $          2,701
Interest expense                                             2,232                1,322
                                                   ---------------     ----------------
Net interest income                                          3,877                1,379
Provision for loan losses                                      683                  269
Other income                                                    59                   41
Other expense                                                1,796                1,137
                                                   ---------------     ----------------
Pretax income                                                1,457                   14
Income taxes                                                   204                    -
                                                   ---------------     ----------------
Net income                                         $         1,253     $             14
                                                   ================    ================

Our net interest income has increased by $1,313,000 and $2,498,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.31% during the first six months of 2003 as compared to 3.74% for the first six months of 2002. The increases in net interest income and net interest margin are due primarily to an increase in the average balance of loans outstanding and to a decrease in the overall cost of funds.

The provision for loan losses increased by $234,000 and $414,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. We incurred net charge-offs of $20,000 in the first six months of 2003 as compared to none in the first six months of 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses. The allowance for loan losses as percentage of total loans was 0.98% as of June 30, 2003 compared to 0.86% at December 31, 2002.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2003 and 2002 is as follows:



                                                                                        JUNE 30,
                                                                           ------------------------------------
                                                                                 2003               2002
                                                                           -----------------   ----------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                           ------------------------------------
Nonaccrual loans                                                           $              0    $             0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                             550                  0
Restructured loans                                                                        0                  0
Potential problem loans                                                               1,461                  0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                            0                  0
Interest income that was recorded on nonaccrual and restructured loans                    0                  0


Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

The majority of the Bank's loans are collateralized by real estate. Management believes that there is sufficient diversity in borrowers, location, and types of real estate to minimize any adverse effects of a deterioration of market conditions.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:



                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                         ------------------------------------
                                                                               2003               2002
                                                                         -----------------   ----------------
                                                                               (DOLLARS IN THOUSANDS)
                                                                         ------------------------------------
Average amount of loans outstanding                                      $        156,325    $        61,423
                                                                         ================   ================
Balance of allowance for loan losses at beginning of period              $          1,105    $           392
                                                                         ----------------   ----------------
Loans charged off
   Commercial and financial                                              $              0    $             0
   Real estate mortgage                                                                 0                  0
   Installment                                                                         20                  0
                                                                         ----------------   ----------------
                                                                                       20                  0
                                                                         ----------------   ----------------
Loans recovered
   Commercial and financial                                                             0                  0
   Real estate mortgage                                                                 0                  0
   Installment                                                                          0                  0
                                                                         ----------------   ----------------
                                                                                        0                  0
                                                                         ----------------   ----------------
Net charge-offs                                                                        20                  0
                                                                         ----------------   ----------------
Additions to allowance charged to operating expense during period                     683                269
                                                                         ----------------   ----------------
Balance of allowance for loan losses at end of period                    $          1,768    $           661
                                                                         ================   ================
Ratio of net loans charged off during the period to
   average loans outstanding                                                        0.01%              0.00%
                                                                         ================   ================


Other income has increased by $11,000 and $18,000 during the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The increases are due primarily to increased service charges on deposit accounts of $7,000 and $16,000, respectively.

Other expenses increased by $406,000 and $659,000 during the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The increases are due to increased salaries and employee benefits of $228,000 and $365,000, respectively, increased occupancy and equipment expenses of $34,000 and $50,000, respectively, and increased other operating expenses of $144,000 and $244,000, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 28 at June 30, 2003 from 17 at June 30, 2002 and to other annual salary increases. The increase in the number of employees is due to the opening of a full service branch in Roswell, Georgia. Occupancy and equipment expenses have increased as a result of the new branch. Other operating expenses have increased due to the growth of the Bank.

The provision for income taxes was $204,000 for the first six months of 2003 (effective tax rate of 14%) as compared to none for the first six months of 2002. The amount recorded in 2003 is substantially lower than the federal statutory tax rate of 34% due to use of available net operating loss carryovers. No amount was recorded in 2002 due to accumulated deficits

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003 there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Between February and April of 2003 the Company sold 361,629 shares of its common stock in a private placement for $11.00 per share, or $3,979,919 in the aggregate. The Company relied on an exemption from registration under
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The sales were made to existing shareholders of the Company pursuant to a private placement memorandum. Only subscriptions from accredited investors were accepted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Company or the Bank exceeding 5% of the total assets of the Company. Because the Company only has one class of securities, its common stock, it has no material arrearage in the payment of preferential equity returns.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Annual Meeting of Shareholders was held on May 15, 2003.

         (b) See (c) below for the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

         (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (1,363,411 or 78.4% of the total outstanding shares on the record date) voted as follows:

         1. Proposal to elect 4 Class I directors to serve for a three year term.



                      DIRECTOR                                 FOR                 AGAINST          ABSTAIN
                      --------                                 ---                 -------          -------
                  James F. Bridges                           1,363,411                   0                0
                  Clinton M. Day                             1,363,411                   0                0
                  Joseph J. Earnest                          1,363,411                   0                0
                  Alan K. Arnold                             1,363,411                   0                0

         The other directors whose term of office continued after the meeting are Steven M. Skow, Don Hartsfield, Jack Murphy, Dick Peden, Charles Puckett, Neal Reynolds, and Robert Wholey.


2. Ratification of the Company's 2003 Stock Option Plan.


                 FOR                      AGAINST           ABSTAIN
                 ---                      -------           -------
               1,338,911                   24,500              0

3. Ratification of the Company's 2003 Director's Stock Option Plan.

                    FOR                   AGAINST           ABSTAIN
                    ---                   -------           -------
                 1,235,911                127,500              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by Registrant on January 25, 2000 - File No. 333-95335)

     3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by Registrant on January 25, 2000 - File No. 333-95335)

     10.1 Employment Agreement with Steven M. Skow

     10.2 Employment Agreement with Rob Skeen

     10.3 Employment Agreement with Doug Ballard

     10.4 Employment Agreement with Rita Gray

     10.5 2003 Stock Option Plan

     10.6 2003 Directors' Stock Option Plan

     31.1 Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification of the Senior VP Finance (Principal Financial and Accounting Officer), Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

         32 Certification of the Chief Executive Officer and Senior VP Finance (Principal Financial and Accounting Officer), Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INTEGRITY BANCSHARES, INC.
                                  (Registrant)

DATE:  AUGUST 29, 2003             BY: /s/ Steven M.Skow
       ---------------                 ---------------------------------------
                                       Steven M.Skow, President and C.E.O.
                                       (Principal Executive Officer)


DATE:  AUGUST 29, 2003             BY: /s/ Jeff L. Sander
       ---------------                 ----------------------------------------
                                       Jeff L. Sanders, Senior VP - Finance
                                       (Principal Financial and Accounting
                                        Officer)