Form 10QSB
period 2003-09-30
INTEGRITY BANCSHARES INC
filed 2003-11-07
CIK 1103764

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2003
                                            --------------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 000-33221

                           Integrity Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2508612
-------------------------------                     ---------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

               11140 State Bridge Road, Alpharetta, Georgia 30022
                    (Address of principal executive offices)

                                 (770) 777-0324
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common
equity, as of October 31, 2003:    1,829,443; no par value.

Transitional Small Business Disclosure Format    Yes          No  X
                                                    ----        ----

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY





-----------------------------------------------------------------------------------------------------------------------

                                             INDEX


                                                                                                                  Page

PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

               Consolidated Balance Sheet - September 30, 2003......................................................3

               Consolidated Statements of Income and Comprehensive
                   Income - Three Months Ended September 30, 2003 and 2002
                  and Nine Months Ended September 30, 2003 and 2002.................................................4

               Consolidated Statement of Cash Flows - Nine
                  Months Ended September 30, 2003 and 2002..........................................................5

               Notes to Consolidated Financial Statements...........................................................6

            Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.............................................9

            Item 3.  Controls and Procedures.......................................................................16


PART II.    OTHER INFORMATION

            Item 1 - Legal Proceedings.............................................................................17

            Item 2 - Changes in Securities and Use of Proceeds.....................................................17

            Item 3 - Defaults Upon Senior Securities...............................................................17

            Item 4 - Submission of Matters to a Vote of Security Holders...........................................17

            Item 6 - Exhibits and Reports on Form 8-K..............................................................17

            Signatures.............................................................................................19


                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                               $   3,106,990
Interest-bearing deposits in banks                                          221,040
Federal funds sold                                                       11,927,000
Securities available-for-sale, at fair value                             24,453,011
Restricted equity securities, at cost                                       350,000

Loans                                                                   207,901,908
Less allowance for loan losses                                            1,986,914
                                                                      -------------
          Loans, net                                                    205,914,994
                                                                      -------------

Premises and equipment                                                    9,593,351
Other assets                                                              1,316,829
                                                                      -------------

          Total assets                                                $ 256,883,215
                                                                      =============


                    Liabilities and Stockholders' Equity
                    ------------------------------------

Deposits
    Noninterest-bearing                                               $   7,707,788
    Interest-bearing                                                    217,071,251
                                                                      -------------
          Total deposits                                                224,779,039
Other borrowings                                                         11,000,000
Other liabilities                                                         1,444,500
                                                                      -------------
          Total liabilities                                             237,223,539
                                                                      -------------

Commitments and contingencies

Stockholders' equity
    Common stock, no par value; 10,000,000 shares authorized;
       1,829,443 shares issued and outstanding                           18,929,520
    Retained earnings                                                       862,729
    Accumulated other comprehensive loss                                   (132,573)
                                                                      -------------
          Total stockholders' equity                                     19,659,676
                                                                      -------------

          Total liabilities and stockholders' equity                  $ 256,883,215
                                                                      =============

See Notes to Consolidated Financial Statements.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                             -----------------------------      -----------------------------
                                                 2003              2002             2003              2002
                                             -----------       -----------      -----------       -----------

Interest income
    Loans                                    $ 3,517,908       $ 1,605,224      $ 9,201,236       $ 3,972,025
    Taxable securities                           197,428           166,827          587,155           484,038
    Deposits in banks                              5,571               588            9,456             1,565
    Federal funds sold                            10,595             6,410           42,590            22,738
                                             -----------       -----------      -----------       -----------
        Total interest income                  3,731,502         1,779,049        9,840,437         4,480,366
                                             -----------       -----------      -----------       -----------

Interest expense
    Deposits                                   1,300,228           680,358        3,477,189         1,946,385
    Federal funds purchased,
     securities sold under
      repurchase agreements
      and other borrowings                        22,721            27,848           77,566            84,505
                                             -----------       -----------      -----------       -----------
        Total interest expense                 1,322,949           708,206        3,554,755         2,030,890
                                             -----------       -----------      -----------       -----------

        Net interest income                    2,408,553         1,070,843        6,285,682         2,449,476
Provision for loan losses                        219,334           179,949          902,140           448,933
                                             -----------       -----------      -----------       -----------
        Net interest income after
          provision for loan losses            2,189,219           890,894        5,383,542         2,000,543
                                             -----------       -----------      -----------       -----------

Other income
    Service charges on deposit accounts           20,040            22,157           64,435            50,351
    Other operating income                        13,579             4,327           27,965            17,100
                                             -----------       -----------      -----------       -----------
            Total other income                    33,619            26,484           92,400            67,451
                                             -----------       -----------      -----------       -----------

Other expenses
    Salaries and employee benefits               678,047           340,584        1,714,108         1,011,331
    Occupancy and equipment expenses             134,467            85,836          325,215           226,575
    Other operating expenses                     454,868           187,998        1,024,598           513,151
                                             -----------       -----------      -----------       -----------
            Total other expenses               1,267,382           614,418        3,063,921         1,751,057
                                             -----------       -----------      -----------       -----------

            Net income before
              income taxes                       955,456           302,960        2,412,021           316,937

Income tax expense                               360,883                --          564,400                --
                                             -----------       -----------      -----------       -----------

            Net income                           594,573           302,960        1,847,621           316,937
                                             -----------       -----------      -----------       -----------

Other comprehensive income
  (loss):
    Unrealized gains (losses) on
      securities available-for-sale
      arising during period                     (276,798)           56,274         (401,110)          278,566
                                             -----------       -----------      -----------       -----------

            Comprehensive income             $   317,775       $   359,234      $ 1,446,511       $   595,503
                                             ===========       ===========      ===========       ===========
Basic earnings per share                     $      0.32       $      0.22      $      1.10       $      0.27
                                             ===========       ===========      ===========       ===========
Diluted earnings per share                   $      0.32       $      0.22      $      1.10       $      0.27
                                             ===========       ===========      ===========       ===========
Cash dividends per share                     $        --       $        --      $        --       $        --
                                             ===========       ===========      ===========       ===========

See Notes to Consolidated Financial Statements.

                    INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                         2003                 2002
                                                                                    -------------       -------------
OPERATING ACTIVITIES
    Net income                                                                      $   1,847,621       $     316,937
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                      213,133             117,072
        Provision for loan losses                                                         902,140             448,933
        Increase in interest receivable                                                  (361,874)           (244,928)
        Increase in interest payable                                                      480,061              17,120
        Net other operating activities                                                    437,355               5,958
              Net cash provided by operating activities                                 3,518,436             661,092
                                                                                    -------------       -------------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks                         308,935            (201,352)
    Purchases of securities available-for-sale                                        (29,780,469)         (5,354,649)
    Proceeds from maturities of securities available-for-sale                          15,252,171           2,581,566
    Purchases of restricted equity securities                                                  --            (100,000)
    Net increase in federal funds sold                                                (11,927,000)           (523,000)
    Net increase in loans                                                             (79,913,850)        (50,743,590)
    Purchase of premises and equipment                                                 (5,518,612)            (81,165)
              Net cash used in investing activities                                  (111,578,825)        (54,422,190)
                                                                                    -------------       -------------

FINANCING ACTIVITIES
    Net increase in deposits                                                          104,645,739          51,995,575
    Net decrease in federal funds purchased                                            (3,115,000)         (1,499,000)
    Net decrease in securities sold under repurchase agreements                                --          (1,000,000)
    Net proceeds from other borrowings                                                  4,000,000           2,000,000
    Net proceeds from sale of common stock                                              4,563,538           3,911,570
    Net (purchase) sale of treasury stock                                                (168,972)             74,745
              Net cash provided by financing activities                               109,925,305          55,482,890
                                                                                    -------------       -------------

Net increase in cash and due from banks                                                 1,864,916           1,721,792
Cash and due from banks, beginning of period                                            1,242,074             663,137
Cash and due from banks, end of period                                              $   3,106,990       $   2,384,929
                                                                                    =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
           Interest                                                                 $   3,074,694       $   2,013,770
           Income taxes                                                             $      12,233       $          --


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

         The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  STOCK COMPENSATION PLANS

         At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                              Three Months Ended September 30,
                                                                            -------------------------------------
                                                                                  2003                2002
                                                                            ------------------  -----------------

         Net income, as reported                                            $        594,573    $       302,960
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards, net of tax                                           0                  0
                                                                            ------------------  -----------------
         Pro forma net income                                               $        594,573    $       302,960
                                                                            ==================  =================
         Earnings per share:
            Basic - as reported                                             $            .32    $           .22
                                                                            ==================  =================
            Basic - pro forma                                               $            .32    $           .22
                                                                            ==================  =================
            Diluted - as reported                                           $            .32    $           .22
                                                                            ==================  =================
            Diluted - pro forma                                             $            .32    $           .22
                                                                            ==================  =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  STOCK COMPENSATION PLANS (Continued)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                            -------------------------------------
                                                                                  2003                2002
                                                                            ------------------  -----------------

         Net income, as reported                                            $      1,847,621    $       316,937
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards, net of tax                                     328,267                  0
                                                                            ------------------  -----------------
         Pro forma net income                                               $      1,519,354    $       316,937
                                                                            ==================  =================
         Earnings per share:
            Basic - as reported                                             $           1.10    $          0.27
                                                                            ==================  =================
            Basic - pro forma                                               $           0.91    $          0.27
                                                                            ==================  =================
            Diluted - as reported                                           $           1.10    $          0.27
                                                                            ==================  =================
            Diluted - pro forma                                             $           0.90    $          0.27
                                                                            ==================  =================

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                                                                Three Months Ended
                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                    2003                 2002
                                                                             --------------------  -----------------
         Basic Earnings Per Share:
            Weighted average common shares outstanding                                1,841,687           1,366,661
                                                                             ====================  =================

            Net income                                                       $          594,573    $        302,960
                                                                             ====================  =================

            Basic earnings per share                                         $             0.32    $           0.22
                                                                             ====================  =================

         Diluted Earnings Per Share:
            Weighted average common shares outstanding                                1,841,687           1,366,661
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year                                  11,921                   0
                                                                             --------------------  -----------------
            Total weighted average common shares and
               common stock equivalents outstanding                                   1,853,608           1,366,661
                                                                             ====================  =================

            Net income                                                       $          594,573    $        302,960
                                                                             ====================  =================

            Diluted earnings per share                                       $             0.32    $           0.22
                                                                             ====================  =================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  EARNINGS PER SHARE (Continued)

                                                                                        Nine Months Ended
                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                    2003                 2002
                                                                             --------------------  -----------------
         Basic Earnings Per Share:
            Weighted average common shares outstanding                                1,676,465           1,173,841
                                                                             ====================  =================

            Net income                                                       $        1,847,621    $        316,937
                                                                             ====================  =================

            Basic earnings per share                                         $             1.10    $           0.27
                                                                             ====================  =================

         Diluted Earnings Per Share:
            Weighted average common shares outstanding                                1,676,465           1,173,841
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year                                   6,093                   0
                                                                             --------------------  -----------------
            Total weighted average common shares and
               common stock equivalents outstanding                                   1,682,558           1,173,841
                                                                             ====================  =================

            Net income                                                       $        1,847,621    $        316,937
                                                                             ====================  =================


            Diluted earnings per share                                       $             1.10    $           0.27
                                                                             ====================  =================


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

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2003. At September 30, 2003, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 25% and the loan to deposit ratio was approximately 92%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                                                Actual
                                                    ---------------------------------
                                                                                         Regulatory
                                                                                           Minimum
                                                    Consolidated           Bank          Requirement
                                                    -----------------  --------------  ----------------
         Leverage capital ratios                          8.20 %            8.49 %            5.00 %
         Risk-based capital ratios:
            Tier I capital                                8.51              8.84              6.00
            Total capital                                11.08             11.42             10.00

The company has obtained a $6,000,000 line of credit with a correspondent bank. This line of credit will be accessed as needed for liquidity and subsidiary capital needs. There is presently $2,000,000 outstanding on the line of credit. To obtain regulatory approval for the line of credit, the company is required by the Federal Reserve Bank of Atlanta to maintain a "well-capitalized" status on a consolidated basis as well as for its subsidiary bank until November 1, 2005. The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. The company exceeded all of the required ratios as of September 30, 2003.

In addition, $4.0 million dollars of subordinated debentures were issued in September by the subsidiary bank. The debentures mature in September, 2011, with interest paid quarterly at a variable rate of no less than 5.00%. The debentures count as Tier 2 capital for regulatory purposes and are included in the total capital computation.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                         September 30,
                                                             2003
                                                      ---------------------
                                                     (Dollars in Thousands)
             Commitments to extend credit             $            46,670
             Letters of credit                                        498
                                                      ---------------------
                                                      $            47,168
                                                      =====================

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                      September 30,          December 31,
                                                          2003                   2002
                                                    ------------------     -----------------
                                                            (Dollars in Thousands)
                                                    ----------------------------------------

Cash and due from banks                                $       3,107       $         1,242
Interest-bearing deposits in banks                               221                   530
Federal funds sold                                            11,927                     -
Securities                                                    24,113                10,750
Loans, net                                                   205,915               126,903
Premises and equipment                                         9,593                 4,266
Other assets                                                   2,007                   673
                                                    ------------------     -----------------
                                                       $     256,883       $       144,364
                                                    ==================     =================

Deposits                                               $     224,779       $       120,133
Other borrowings                                              11,000                10,115
Other liabilities                                              1,444                   297
Stockholders' equity                                          19,660                13,819
                                                    ------------------     -----------------
                                                       $     256,883       $       144,364
                                                    ==================     =================

Our total assets grew 78% during the first nine months of 2003. Deposit growth of $104.7 million was invested in loans, which increased by $79.0 million, securities and federal fund sold, which increased by $25.3 million and premises and equipment, which increased by $5.3 million. Included in the $5.3 million is the purchase of an office building from a director in the amount of $2.8 million. The building is located adjacent to the existing main office and will be used for future expansion. Also included in the $5.3 million are building costs in the amount of $819,000 paid to a company owned by a director for the construction of the Roswell branch, which opened in July, 2003. These transactions were made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for comparable transactions with third party providers. Also included in the $5.3 million is the purchase of land for approximately $1.2 million in Cobb County. The purchase is in an area commonly known as Vinings, with the expectation to build and open a branch on the site in the Spring of 2004. The branch will be constructed by the same company who constructed the Roswell branch.

Our loan to deposit ratio decreased to 92% at September 30, 2003 from 107% at December 31, 2002. The decrease in this ratio is due to the significant deposit growth in 2003. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders' equity has increased by $5.8 million due to net income of $1,848,000, proceeds from the sale of common stock in a private placement offering of $4,557,000, decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $401,000, and the purchase and retirement of treasury stock of $169,000.

In August, 2003 we invested $690,000 in Integrity Bank, a Florida bank which is in organization. This investment represents a 4.9% interest in the anticipated capital of the company. Several of our directors are also proposed directors of this Florida bank, which is scheduled to open in the Spring of 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                                                          Three Months Ended
                                                             September 30,
                                                        2003                 2002
                                                   ----------------    -----------------
                                                        (Dollars in Thousands)
                                                   -------------------------------------
Interest income                                    $         3,732     $          1,779
Interest expense                                             1,323                  707
                                                   ----------------    -----------------
Net interest income                                          2,409                1,072
Provision for loan losses                                      219                  180
Other income                                                    33                   25
Other expense                                                1,267                  615
                                                   ----------------    -----------------
Pretax income                                                  956                  302
Income taxes                                                   361                    -
                                                   ----------------    -----------------
Net income                                         $           595     $            302
                                                   ================    =================

                                                            Nine Months Ended
                                                              September 30,
                                                        2003                 2002
                                                   ----------------    ------------------
                                                       (Dollars in Thousands)
                                                   --------------------------------------
Interest income                                    $         9,840     $           4,479
Interest expense                                             3,555                 2,031
                                                   ----------------    ------------------
Net interest income                                          6,285                 2,448
Provision for loan losses                                      902                   449
Other income                                                    92                    67
Other expense                                                3,063                 1,749
                                                   ----------------    ------------------
Pretax income                                                2,412                   317
Income taxes                                                   564                     -
                                                   ----------------    ------------------
Net income                                         $         1,848     $             317
                                                   ================    ==================

Our net interest income has increased by $1,337,000 and $3,837,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The increase in net interest income and net interest margin is due primarily to an increase in the average balance of loans outstanding. Our net interest margin was 4.29% during the first nine months of 2003 as compared to 3.98% for the first nine months of 2002.

The provision for loan losses increased by $39,000 and $453,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. We incurred net charge-offs of $20,000 in the first nine months of 2003 as compared to none in the first nine months of 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are recorded as the allowance for loan losses. The allowance for loan losses as percentage of total loans was 0.96% as of September 30, 2003 compared to 0.86% at December 31, 2002.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                              2003               2002
                                                                                        -----------------   ----------------
                                                                                              (Dollars in Thousands)
                                                                                        ------------------------------------
Nonaccrual loans                                                                        $            550    $             0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                          453                  0
Restructured loans                                                                                     0                  0
Potential problem loans                                                                              935                  0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                         0                  0
Interest income that was recorded on nonaccrual and restructured loans                                 0                  0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                      ------------------------------------
                                                                            2003               2002
                                                                      -----------------   ----------------
                                                                            (Dollars in Thousands)
                                                                      ------------------------------------

Average amount of loans outstanding                                   $        170,897    $        69,227
                                                                      =================   ================

Balance of allowance for loan losses at beginning of period           $          1,105    $           392
                                                                      -----------------   ----------------

Loans charged off
   Commercial and financial                                           $              0    $             0
   Real estate mortgage                                                              0                  0
   Installment                                                                      20                  0
                                                                      -----------------   ----------------
                                                                                    20                  0
                                                                      -----------------   ----------------

Loans recovered
   Commercial and financial                                                          0                  0
   Real estate mortgage                                                              0                  0
   Installment                                                                       0                  0
                                                                      -----------------   ----------------
                                                                                     0                  0
                                                                      -----------------   ----------------

Net charge-offs                                                                     20                  0
                                                                      -----------------   ----------------

Additions to allowance charged to operating expense during period                  902                449
                                                                      -----------------   ----------------

Balance of allowance for loan losses at end of period                 $          1,987    $           841
                                                                      =================   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                     0.01%              0.00%
                                                                      =================   ================

Other income has increased by $8,000 and $25,000 during the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The increases are due primarily to increases in various other fees for both periods, primarily as a result of the growth of the company.

Other expenses increased by $652,000 and $1,314,000 during the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The increases are due to increased salaries and employee benefits of $337,000 and $703,000, respectively, increased occupancy and equipment expenses of $49,000 and $99,000, respectively, and increased other operating expenses of $266,000 and $511,000, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 34 at September 30, 2003 from 21 at September 30, 2002 and to other annual salary increases. The increase in the number of employees is due to the opening of a full service branch in Roswell, Georgia and additional administrative employees required due to the growth of the company. Occupancy and equipment expenses have increased as a result of the new branch and the purchase of an administrative building in June, 2003. The administrative building will be used for future expansion, and its costs are currently being offset by rental income from the lease of space within the building. Other operating expenses have increased due to the growth of the Bank.

The provision for income taxes was $564,000 for the first nine months of 2003 (effective tax rate of 23%) as compared to none for the first nine months of 2002. The amount recorded in 2003 is substantially lower than the federal statutory tax rate of 34% due to use of available net operating loss carryovers. No amount was recorded in 2002 due to accumulated deficits.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003 there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

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

No matters were submitted to a vote of security holders during the third quarter of 2003.

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

                  31.1     Certification   of  the  Chief   Executive   Officer,
                           Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of the Senior VP-Finance (Principal Financial and Accounting Officer), Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

                  32 Certification of the Chief Executive Officer and Senior VP-Finance (Principal Financial and Accounting Officer), Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTEGRITY BANCSHARES, INC.
                                          (Registrant)



DATE:  October 31, 2003     BY:  /s/  Steven M. Skow
       ----------------          ---------------------------------------------
                                 Steven M.Skow, President and C.E.O.
                                 (Principal Executive Officer)


DATE:  October 31, 2003     BY:  /s/  Jeff L. Sanders
       ----------------          ---------------------------------------------
                                 Jeff L. Sanders, Senior VP - Finance
                                 (Principal Financial and Accounting Officer)