Form 10KSB
period 2003-12-31
INTEGRITY BANCSHARES INC
filed 2004-03-30
CIK 1103764

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

              For the transition period from to __________

              Commission file number: __________

                           INTEGRITY BANCSHARES, INC.


               Georgia                             58-2508612
     (State or Other Jurisdiction                (I.R.S. Employer
   of Incorporation or Organization)           Identification Number)


                             11140 STATE BRIDGE ROAD
                                  P.O. BOX 2008
                            ALPHARETTA, GEORGIA 30022
                    (Address of Principal Executive Offices)

                                 (770) 777-0324
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ----      ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Revenues for the Registrant's fiscal year ended December 31, 2003, totaled $14,379,730. The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2004 was $20,922,034 (based on the last public trade on January 28, 2004).

      There were 2,744,157 shares of Common Stock outstanding as of March 15, 2004.

      Transitional Small Business Disclosure Format (check one): Yes     ; No X
                                                                     ----     -

DOCUMENTS INCORPORATED BY REFERENCE

      None

                           INTEGRITY BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS
ITEM                                                                PAGE
NUMBER                                                              NUMBER
                                 PART I

   1.      Description of Business.....................................1

   2.      Description of Property....................................18

   3.      Legal Proceedings..........................................19

   4.      Submission of Matters to a Vote of
           Security Holders...........................................19


                                 PART II

   5.      Market for Common Equity and
           Related Stockholder Matters................................19

   6.      Management's Discussion and Analysis
           or Plan of Operation.......................................21

   7.      Financial Statements.......................................41

   8.      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................41

   8A.     Controls and Procedures....................................41


                                PART III

   9.      Directors and Executive Officers of the Registrant.........42

  10.      Executive Compensation.....................................45

  11.      Security Ownership of Certain Beneficial Owners
           and Management.............................................53

  12.      Certain Relationships and Related Transactions.............55

  13.      Exhibits, List and Reports on Form 8-K.....................56

  14.      Principal Accountant Fees and Services.....................58

           Signatures.................................................59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTEGRITY BANCSHARES, INC.

      We were organized in November, 1999 as a Georgia corporation for the purpose of acquiring all of the common stock of Integrity Bank, a Georgia bank which opened for business on November 1, 2000. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.

      We were organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements. Future expansion is planned by opening approximately one new branch of Integrity Bank each year in a high-growth area of metro Atlanta.

INTEGRITY BANK

      Integrity Bank is a full service commercial bank located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia 30022. The Bank's primary service area is Northern Fulton County, Georgia. However, the Bank also serves the adjacent counties, or parts thereof, of Cobb, Gwinnett, and Forsyth to a lesser extent.

      Each of the above counties has experienced population growth ranging from 25% to 123% in the last ten years. This growth has driven commercial development, which creates lending and deposit opportunities for community banks. We expect the growth to continue at similar levels into the foreseeable future, although a general or regional economic slowdown could cause growth to slow substantially. The population growth is not concentrated in any particular age group, so the demographics for the population is not expected to change significantly as the areas grow. Currently, the median age of the residents in our service areas is comparable to the state as a whole.

      The principal business of Integrity Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for Integrity Bank's loans and investments are demand, time, savings and other deposits (including negotiable orders of withdrawal or NOW accounts), and amortization and prepayments of loans and borrowings. The principal sources of income for Integrity Bank are interest and fees collected on loans, interest and dividends collected on other investments, and service charges. The principal expenses of Integrity Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by Integrity Bank, employee compensation, office expenses and other overhead expenses.

TYPES OF LOANS

      Below is a description of the principal categories of loans made by Integrity Bank and the relative risks involved with each category.

      CONSTRUCTION AND DEVELOPMENT LOANS

      Integrity Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. To further mitigate risk, this type loan is accorded a larger percentage loan loss allowance than other loan types. Loan policy also provides for limits on speculative lending by borrower and by real estate project.

Construction and development loans amounted to $123.9 million as of December 31, 2003, approximately 52% of the total loan portfolio.

      COMMERCIAL REAL ESTATE

      Integrity Bank grants loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint.

      Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are audited by a third party auditor. This type loan generally has a shorter maturity than other loan types giving the bank an opportunity to reprice, restructure or decline to renew the credit.

Commercial real estate loans amounted to $98.4 million as of December 31, 2003, approximately 41% of the total loan portfolio.

      COMMERCIAL AND INDUSTRIAL LOANS

      Integrity Bank makes loans to small and medium sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to Integrity Bank for review.

      This type loan will usually be collateralized by general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk to collateral, it is underwritten to strict standards including valuations and general acceptability based on the bank's ability to monitor its ongoing health and value.

Commercial and industrial loans amounted to $16.1 million as of December 31, 2003, approximately 7% of the total loan portfolio.

      CONSUMER LOANS

      Integrity Bank offers a variety of consumer loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. Risk on consumer type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

      Various types of consumer loans include the following:

      o     Home equity loans - open and closed end
      o     Vehicle financing
      o     Loans secured by deposits
      o     Overdraft protection lines
      o     Secured and unsecured personal loans

Consumer loans amounted to $0.7 million as of December 31, 2003, less than 1% of the total loan portfolio.

LOAN PARTICIPATIONS

      Integrity Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse, and Integrity Bank retains a portion of the interest income as a fee for servicing the sold loans.

      As of December 31, 2003 Integrity Bank had 72 sold loan participations with a total principal amount of $65.8 million.

      Integrity Bank will also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with Integrity Bank's loan policy and represent a source of loan growth to Integrity Bank. Integrity Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, Integrity Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss.

      As of December 31, 2003 Integrity Bank had purchased 14 loan participations. The total principal amount of these participations comprised 8.3% of the total loan portfolio on December 31, 2003.

      Loan participations are also a component of the Bank's liquidity management. Loans can be purchased as a means of increasing interest income when excess liquidity is available, since loans typically yield a higher rate of interest than short-term cash investments. Loans can be sold as needed as a means of obtaining liquidity.

MANAGEMENT'S POLICY FOR DETERMINING THE LOAN LOSS ALLOWANCE

      The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:

      o     The asset quality of individual loans.

      o Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

      o     Changes in the nature and volume of the loan portfolio.

      o Changes in the experience, ability and depth of the lending staff and management.

      o Changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

      o Possible deterioration in collateral segments or other portfolio concentrations.

      o Historical loss experience (when available) used for pools of loans (ie. collateral types, borrowers, purposes, etc.)

      o Changes in the quality of the institutions loan review system and the degree of oversight by the bank's Board of Directors.

      o The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the bank's current loan portfolio.

      o     Off-balance sheet credit risks.

These factors are evaluated at least quarterly and changes in the asset quality of individual loans are evaluated more frequently and as needed.

      All of our loans are assigned individual loan grades when underwritten. The Bank, with the approval of the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management's experience and common industry and regulatory guidelines.

      After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management's assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If a loan will not be collected in full then the allowance for loan and lease losses is increased to reflect management's estimate of potential exposure of loss.

      Our net loan losses to average total loans was zero percent for the year ended 2002 and 0.01% for 2003. Historical performance is not an indicator of future performance and forward results could differ materially, but, management believes that based upon historical performance, known factors, management's judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan and lease losses is reasonable.

      Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

      While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

MANAGEMENT'S POLICY FOR INVESTING IN SECURITIES

      Funds that are not otherwise needed to meet the loan demand of Integrity Bank may be invested in accordance with the Bank's investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return for Integrity Bank, yet still maintain sufficient liquidity to meet fluctuations in Integrity Bank's loan demand and deposit structure. The investment policy will adhere to the following objectives:

      o Provide an investment medium for funds which are not needed to meet loan demand, or deposit withdrawal.

      o Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

      o     Meet regulatory standards.

      o Provide collateral which the financial institution is required to pledge against public monies.

      o Provide an investment medium for funds which may be needed for liquidity purposes.

      o Provide an investment medium which will balance market and credit risk for other assets and the financial institution's liability structure.

INDUSTRY AND COMPETITION

      Both of our current offices are in Northern Fulton County, but we will be opening a branch in the neighboring county of Cobb in late Spring of 2004, and we expect to open a branch in the neighboring county of Forsyth in 2005. Both of these counties have a competitive banking market with established banks. However, we believe that the growth in these counties will allow the new branches to become profitable in a reasonable period of time.

      We believe that Northern Fulton County has a very active and competitive banking market. There are 22 financial institutions with 84 locations serving the Northern Fulton County market. According to the FDIC's Summary of Deposits, these locations held deposits totaling approximately $3.6 billion as of June 30, 2003.

      The largest financial institutions serving Northern Fulton County are Bank of America, Wachovia Bank, and Suntrust Bank. Together the Northern Fulton County branches of these institutions held approximately 26.7% of the area's total deposits as of June 30, 2003. Integrity Bank, by contrast, held approximately 3.5% of Northern Fulton County's total deposits as of June 30, 2003.

EMPLOYEES

      The Bank has 33 full-time employees. Integrity Bancshares, Inc. does not have any employees who are not also employees of the Bank.

                          SUPERVISION AND REGULATION

GENERAL

      We are subject to state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

      Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry during the past 14 years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

INTEGRITY BANCSHARES, INC

      Integrity Bancshares, Inc. is a bank holding company registered with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. We are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and the Georgia Bank Holding Company Act and the regulations of the Georgia Department of Banking and Finance.

      The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

      o it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

      o it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

      o     it may merge or consolidate with any other bank holding company.

      The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is five years.

      In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

      o interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

      o interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

      Additionally, in 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning banks outside of Georgia and all non-Georgia banks and bank holding companies owning banks in Georgia the right to merge any bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis throughout Georgia, subject to the prior approval of the Georgia Department of Banking and Finance.

      Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

INTEGRITY BANK

      Integrity Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

      The Bank is also a member of the Federal Deposit Insurance Corporation, and as such, the FDIC, to the maximum extent provided by law, insures its deposits. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

GRAMM-LEACH-BLILEY ACT OF 1999

      On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This new law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase. It is too early to determine what effect, if any, this new law will have on us.

      The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

      The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the "financial holding company." Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

      o     financial in nature;

      o     incidental to an activity that is financial in nature; or

      o complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

      The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

      o     lending, exchanging, transferring or investing for others;

      o     safeguarding money or securities;

      o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

      o     providing financial, investment or economic advice;

      o issuing or selling interests in pools of assets that a bank could hold directly;

      o     underwriting, dealing in or making markets in securities; and

      o engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

      The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

      o lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

      o providing any device or other instrumentality for transferring financial assets; and

      o arranging, effecting or facilitating financial transactions for third parties.

      Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

      o all of the bank holding company's depository institution subsidiaries must be well capitalized;

      o all of the bank holding company's depository institution subsidiaries must be well managed; and

      o the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

      With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act's requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least "satisfactory" at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

PAYMENT OF DIVIDENDS

      Integrity Bancshares, Inc. is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from Integrity Bank. There are statutory and regulatory limitations on the payment of dividends by Integrity Bank, as well as by us to our shareholders.

      If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

      In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

      o that dividends of cash or property may be paid only out of the retained earnings of the bank;

      o that dividends may not be paid if the bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the bank's capital stock; and

      o that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

      o     the bank's total classified assets exceed 80% of its equity capital;

      o the aggregate amount of dividends to be declared exceeds 50% of the bank's net profits after taxes but before dividends for the previous calendar year; or

      o the ratio of equity capital to total adjusted assets is less than 6%.

      Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2003, Integrity Bank could pay a maximum dividend of $941,320 to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

      We are required to comply with the capital adequacy standards established by the Federal Reserve, and the Federal Deposit Insurance Corporation in the case of Integrity Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2003, Integrity Bank's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 10.41% and 9.16%, respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Integrity Bank's leverage ratio as of December 31, 2003 was 9.26%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities.

      In December, 2003 we raised $6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 285 basis points. The principal balance of these securities is includable in tier one capital. These proceeds were used to pay off a $2 million balance on a line of credit with a correspondent bank and to pay off $4 million of subordinated debentures that were issued by Integrity Bank in September 2003.

      To obtain regulatory approval for the line of credit, the company is required by the Federal Reserve Bank of Atlanta to maintain a "well-capitalized" status on a consolidated basis as well as for its subsidiary bank until November 1, 2005. The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and
(iii) a Leverage Capital Ratio of 5.0% or greater. The company exceeded all of the required ratios as of December 31, 2003. Integrity Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2003.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

  The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

SUPPORT OF SUBSIDIARY INSTITUTION

      Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, Integrity Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

      The Federal Deposit Insurance Corporation Improvement Act of 1991 was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. This law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of such actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

      Under the regulations, an FDIC-insured bank will be:

      o "well capitalized" if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

      o "adequately capitalized" if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized";

      o "undercapitalized" if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

      o "significantly undercapitalized" if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

      o "critically undercapitalized" if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

      A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease.

      An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be "undercapitalized". "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank's total assets at the time it became "undercapitalized" and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapitalized" institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

      As of December 31, 2003, Integrity Bank had the requisite capital levels to qualify as "well capitalized."

FDIC INSURANCE ASSESSMENTS

      The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized or undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

      The FDIC may terminate the insurance of the deposits of Integrity Bank upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

SAFETY AND SOUNDNESS STANDARDS

      The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

COMMUNITY REINVESTMENT ACT

      The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

       Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's Community Reinvestment Act performance and to review the institution's Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution's written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution's community reinvestment record.

      The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

USA PATRIOT ACT

      On October 26, 2001 the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

      o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

      o to ascertain the identify of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.

      Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

      o     the development of internal policies, procedures and controls;

      o     the designation of a compliance officer;

      o     an ongoing employee training program; and

      o     an independent audit function to test the programs.

      Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

      o expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

      o     notify FinCEN if an account or transaction is identified;

      o     designate a contact person to receive information requests;

      o limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

      o maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

      Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

      o notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

      o takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

      o limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

      o maintains adequate procedures to protect the security and confidentiality of the information.

      Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

      New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY

      Integrity Bank owns its offices located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia. This location presently houses the administrative functions of the bank and holding company.

      In June, 2003 we purchased an office building from a director for $2.6 million. We believe that this purchase was made on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers. The building is located adjacent to the existing Alpharetta location and will be used for future expansion. The building will be leased on a short-term basis until needed.

      A second branch (financial center) was opened in July, 2003 at 900 Woodstock Road in Roswell, Fulton County, Georgia. The branch was constructed at a cost of $2.0 million, including the acquisition price of the land in the amount of $883,000 and construction costs of $819,000. The construction was provided by a company owned by a director. As with the purchase of the office building described above, we believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

      A third financial center is expected to be completed in the late Spring of 2004 in Vinings, Cobb County, Georgia at an estimated total cost of $2.2 million. The construction was provided by the same company that built the Roswell financial center. As with the purchase of the office building and the construction of the branch described above, we believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

      Regulatory approval has been obtained for the construction of a fourth financial center in Forsyth County. The branch is expected to open in 2005 at an estimated cost of $2.2 million, including the cost of the land.


ITEM 3.  LEGAL PROCEEDINGS

      We are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

                                   PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      There has not been an established trading market for our common stock, which has been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which common stock has traded. During the fourth quarter of 2003, Morgan Keegan & Company, Inc. became a market maker for our common stock. Since then our common stock has been quoted in the "pink sheets" quotation system under the symbol "ITYC."

      In December 2003, we effected a 3-for-2 share split of our common stock in the form of a common stock dividend to shareholders of record as of the close of business on December 18, 2003.

      Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. Because of the thin trading, the following data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock. This information has been adjusted to reflect a 3-for-2 stock split on December 18, 2003.

                          Number of shares      High selling       Low selling
                               traded              price              price
                      ----------------------  -----------------  ---------------
   2003:
   First Quarter              75,600              $7.33             $7.33
   Second Quarter                500               7.33              7.33
   Third Quarter              38,831               8.00              7.33
   Fourth Quarter             85,979              14.00             11.50

   2002:
   First Quarter              55,330              $7.33             $6.67
   Second Quarter                500               7.33              7.33
   Third Quarter               6,000               7.33              7.33
   Fourth Quarter             10,955               7.33              7.33


      At December 31, 2003 the Company had 2,774,157 shares of common stock outstanding held by approximately 311 shareholders of record.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information relating to our 2003 Directors Stock Option Plan and our 2003 Stock Option Plan, which are our only equity compensation plans, as of December 31, 2003. Both plans were approved by our shareholders at our 2003 annual shareholder meeting. The figures presented in the following table do not include additional options to purchase shares of our common stock that will accrue to Steven M. Skow, our President and Chief Executive Officer, by virtue of Mr. Skow's option to purchase five percent of our total outstanding common stock on the date of exercise at an exercise price of $7.33 per share.

                                              Number of                           Number of
                                              common shares     Weighted-average  common shares
                                              to be issued      exercise price    remaining
                                              upon the          of outstanding    available for
                                              exercise of       options           future issuance
                                              outstanding
                                              options
                                              ----------------  ----------------  ----------------

 Equity compensation plans
  approved by security holders.........           425,208            $7.33            219,792


 Equity compensation plans not
  approved by security holders.........               N/A              N/A               N/A

 Total.................................            425,208           $7.33            219,792


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following is a discussion of our financial condition at December 31, 2003 and 2002 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

      We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

CRITICAL ACCOUNTING POLICIES

      Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

      We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.

      ALLOWANCE FOR LOAN LOSSES

      A provision for loan losses is based on management's opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management's evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management's estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

      INVESTMENT SECURITIES

      Investment securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading or held-to-maturity securities as of December 31, 2003 or 2002.

      Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

      Gains and losses on sales or calls of securities are recognized on the settlement date based on the adjusted cost basis of the specific security. The financial statement impact of settlement date accounting versus trade date accounting is not significant. Declines in fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

      Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If we determine that the value of any investment is other than temporarily impaired, we record a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions - global, regional or related to industries of specific issuers - could adversely affect these values. There was no impairment for securities recorded in the years ending December 31, 2003 or 2002.

OVERVIEW

      The year ended December 31, 2003 was highlighted by reporting net income of $1,793,913. Assets grew to $279.7 million, which was an increase of 93.8% over December 31, 2002. We opened our second branch (financial center) in Roswell in July, with a third financial center planned for the Vinings area in late Spring of 2004. Our primary market areas of Fulton County, Georgia and the surrounding counties of Cobb, Gwinnett, and Forsyth continue to grow, and we are strategically positioned to take advantage of the growth. The area's growth should provide a base for continued profitability.

FINANCIAL CONDITION AS OF DECEMBER 31, 2003 AND 2002

      Following is a summary of our balance sheets for the years indicated:

                                                     December 31,
                                                 2003             2002
                                             -------------     ------------
                                                (Dollars in Thousands)

Cash and due from banks                        $    1,807        $   1,772
Federal funds sold                                  2,439                -
Securities                                         27,202           10,400
Restricted equity securities                          650              350
Loans, net                                        235,346          126,903
Premises and equipment                              9,600            4,266
Other assets                                        2,704              673
                                             -------------     ------------

                                               $  279,748       $  144,364
                                             =============     ============

Total deposits                                 $  231,778       $  120,133
Federal funds purchased                            10,000            3,115
Other borrowings                                   16,000            7,000
Other liabilities                                   2,078              297
Shareholders' equity                               19,892           13,819
                                             -------------     ------------

                                              $   279,748       $  144,364
                                             =============     ============

      As of December 31, 2003, we had total assets of $279.7 million, an increase of 93.8% over December 31, 2002. Total interest-earning assets were $269.3 million as of December 31, 2003, or 96.3% of total assets as compared to $139.3 million or 96.5% of total assets as of December 31, 2002. Our primary interest-earning assets as of December 31, 2003 were loans, which made up 88.7% of total interest-earning assets, as compared to 91.9% as of December 31, 2002. Our loan to deposit and other borrowings ratio was 96.4% as of December 31, 2003, as compared to 100.7% as of December 31, 2002. Deposits grew $111.6 million in 2003, and net federal funds purchased increased $4.4 million. Fixed assets increased by $5.3 million.

      Our securities portfolio, consisting of U.S. Government Agency mortgage-backed securities and equity securities, amounted to $27.2 million as of December 31, 2003. Net unrealized gains on securities amounted to $101,500 as of December 31, 2003 as compared to $268,500 as of December 31, 2002. The change in the net unrealized gains is attributable primarily to changes in interest rates affecting the values of the mortgage-backed securities. These changes are recognized as an adjustment to shareholder's equity and are included in other comprehensive income, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

      We have 93.0% of our loan portfolio collateralized by real estate, of which a substantial portion is located in our primary market area of Fulton County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by nonresidential properties, and comprises 51.8% of the loan portfolio. Real estate mortgage loans secured by one to four family and multifamily residential properties comprise 7.1% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties total 34.1% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 7.0% of the loan portfolio consists of commercial, consumer, and other loans.

      The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

      We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital. The Bank's statutory capital as of December 31, 2003 was $23.5 million, consisting of common stock in the amount of $5.0 million and paid-in surplus of $18.5 million.

      The $111.6 million growth in deposits during 2003 was due to an overall growth in the number of deposit accounts. The growth consisted of $4.5 million in non-interest bearing deposit accounts and $107.1 million in interest-bearing deposit accounts.

Premises and equipment increased by $5.3 million. Included in the $5.3 million is the purchase of an office building from a director in the amount of $2.6 million. The building is located adjacent to the existing main office and will be used for future expansion. Also included in the $5.3 million are building costs in the amount of $819,000 paid to a company owned by a director for the construction of the Roswell branch, which opened in July, 2003. We believe that these transactions were made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for comparable transactions with third party providers. There was also a purchase of land for approximately $1.2 million in Cobb County in an area commonly known as Vinings, with the expectation to build and open a branch on the site in the late Spring of 2004. The branch is being constructed by the same company who constructed the Roswell branch.

      Stockholders' equity has increased by $6.1 million due to net income of $1.8 million, proceeds from the sale of common stock in a private placement offering of $4.6 million, decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $205,000, and the purchase and retirement of treasury stock of $169,000.

      In August, 2003 we invested $690,000 in Integrity Bank, a Florida bank which is in organization. This investment represents a 4.9% interest in the anticipated capital of the company. Although it has the same legal name as our subsidiary bank, the Florida bank is a separate and distinct entity. Five of our directors (Steven M. Skow, Alan K. Arnold, Clinton M. Day, Joseph J. Ernest and James E. Bridges) will serve as directors for the Florida bank, which is scheduled to open in the late Spring of 2004. Other than these common directors and our minority equity interest, there is no affiliation between us and the proposed Florida bank.

LIQUIDITY AND CAPITAL RESOURCES

      The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. We achieve our desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities and accessibility to market sources of funds.

      Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits consistent with local market conditions and to meet asset/liability objectives.

      Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

      As of December 31, 2003, we had loan commitments outstanding of $60.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2003, we had arrangements with two commercial banks for additional short-term advances of $18.0 million in aggregate. In addition, the bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by real estate loans and/or investment securities.

      As of December 31, 2003, our capital ratios were considered well-capitalized based on regulatory capital requirements. Our shareholders' equity increased due to the retention of all of our net income in 2003 and net proceeds from our private placement stock offering in April of $4.6 million.

      In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay $941,000 in dividends without regulatory approval.

      The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank and consolidated Holding Company as of December 31, 2003 are as follows:

                                            ACTUAL
                                     -----------------------
                                                                REGULATORY
                                                                MINIMUM
                                     CONSOLIDATED    BANK      REQUIREMENT
                                     ------------  ---------  --------------
    Leverage capital ratios             9.71%        9.26%        5.00%
    Risk-based capital ratios:
      Tier one capital                  9.63         9.16         6.00
      Total capital                    10.88        10.41        10.00


      These ratios may decline as asset growth continues, but are expected to continue exceeding the regulatory minimum requirements. Anticipated future earnings, as well as a $20 million stock offering which began in March, 2004, will assist in keeping these ratios at satisfactory levels.

      As of December 31, 2003, we had approximately $1 million in remaining construction costs associated with our Vinings branch that is scheduled to open in late Spring of 2004.

      We have also obtained regulatory approval and are in the process of negotiating the land purchase for a branch site in Forsyth County, which would open in 2005. Our stated goal is to open new branches at the rate of one per year at an approximate cost of $2 million per branch. However, except as noted above, no firm plans have been established for these additional branches. We do not expect these investments to have a material impact on our liquidity given our total size, funding sources, and the anticipation of attracting deposits to the new branches that will exceed the initial investment. Other than our proposed branch openings, we have no material commitments for capital expenditures.

We also buy and sell loan participations with other community and regional banks. Loan participations are sold to increase liquidity as needed or when the loan amount is above our regulatory lending limit. Sold loan participations made up 27.6% of our loan portfolio as of December 31, 2003. Loan participations are purchased when the bank has excess liquidity to invest. Purchased loan participations comprised 8.3% of the loan portfolio as of December 31, 2003.

      On December 17, 2003, we raised $6.0 million through the issuance of trust preferred securities. These securities were issued by Integrity (GA) Statutory Trust I, which is a statutory trust established by us to facilitate the transaction. The trust is a 100% owned finance subsidiary of Integrity Bancshares. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 285 basis points. The principal balance of these securities counts toward tier one capital. The proceeds were used to pay off a $2 million balance on a line of credit with a correspondent bank and to pay off $4 million in subordinated debentures that were issued by Integrity Bank in September 2003. Integrity Bancshares has fully and unconditionally guaranteed the securities.

      On March 19, 2004 we began an offering of common stock to the public to provide us with additional capital and liquidity for anticipated growth. The offering will terminate no later than December 14, 2004, although we anticipate selling the maximum amount of $20,250,000 before the expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

      Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to footnote number 11 to our financial statements included herein.

EFFECTS OF INFLATION

      The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      The following is a summary of our operations for the years indicated.

                                                 Year Ended December 31,
                                                ---------------------------
                                                    2003           2002
                                                ---------------------------
                                                  (Dollars in Thousands)

Interest income                                  $    14,190     $   6,815
Interest expense                                       4,964         2,884
Net interest income                                    9,226         3,931
Provision for loan losses                              2,488           713
Other income                                             189            88
Other expenses                                         4,671         2,481
Pretax income                                          2,256           825
Income taxes                                             462             -
Net income                                             1,794           825

      NET INTEREST INCOME

      Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

      Our net yield on average interest-earning assets was 4.37% in 2003 as compared to 4.23% in 2002. Average loans increased by $104.6 million, and the remaining average interest earning assets increased by $13.5 million which combined, accounted for a $118.1 million increase in total average interest-earning assets in 2003. Average interest-bearing liabilities increased by $112.3 million with average interest-bearing demand and savings, and time deposits accounting for $53.5 and $56.2 million of this increase, respectively. Average other borrowings increased $2.6 million during 2003. The rate earned on average interest-earning assets decreased to 6.73% in 2003 from 7.34% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.55% in 2003 from 3.51% in 2002. The increase in net interest income and net yield on average interest-earning assets was due to the significant increase in volume of interest-earning assets combined with a decrease in yield on interest-bearing deposits in comparison to 2002. In 2003, the yields on interest-earning assets decreased by 61 basis points while the rate paid on interest-bearing liabilities decreased by 96 basis points. These changes are representative of a liability sensitive position in a declining rate environment and the fact that many of our variable rate loans have contractual floors that limit the interest rate risk. We feel that our asset and liability repricings are structured so that we will not have a material decline in our net yield if interest rates rise. We would expect our net yield to increase if interest rates fall. However, given the current low-rate environment, we feel that a substantial decline in overall interest rates is unlikely.

      PROVISION FOR LOAN LOSSES

      The provision for loan losses was $2,488,200 in 2003 as compared to $712,700 in 2002.

      Integrity Bank has two outstanding loans to a borrower that filed for bankruptcy court protection under Chapter 11 of the Bankruptcy Code during the forth quarter of 2003. One of the loans has a principal balance equal to $1.1 million and is secured by residential real estate. The other loan has a principal balance of $2.3 million and is secured by leases and commercial equipment. As a result of the bankruptcy filing, the $2.3 million loan has been classified as a non-accruing loan.

      Integrity Bank is working closely with the bankruptcy trustee and is taking all commercially reasonable steps to minimize its loss. Based on its current evaluation of all known circumstances, including underlying collateral values, management estimates that the Bank's potential exposure with respect to the two loans could be up to $1.2 million. Accordingly, the Bank has taken a $1.2 million charge to its provision for loan loss during December 2003 to cover the risks associated with these loans. We believe that the Bank's allowance for loan losses, as adjusted, will be adequate to provide for potential losses in our loan portfolio, including potential losses associated with the two loans discussed in this section. The Bank will continue to monitor these loans and will take all commercially reasonable steps to minimize its loss.

      The remaining increase in the provision for loan losses was due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2003, we had $2,868,700 non-accrual loans as compared to $0 as of December 31, 2002. The allowance for loan losses as a percentage of total loans as of December 31, 2003 and 2002 was 1.50% and 0.86%, respectively. Actual loan charge-offs were $20,137 during 2003, as compared to $0 during 2002. Net charge-offs as a percentage of average loans outstanding were 0.01% during 2003 compared to 0% for 2002.

      It is our opinion that the current allowance for loan losses of $3.6 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

      OTHER INCOME

      Other income consists of service charges on deposit accounts and other miscellaneous services and fees. Other income increased to $189,600 in 2003, from $87,500 in 2002. This increase is due primarily to an increase in service charges on deposit accounts of $18,500 and an increase in other income of $83,500. The increase in service charges on deposit accounts is the result of growth in the number of accounts. The increase in other income is primarily from rental income of $93,000 received on the Bank's administrative building.

      OTHER EXPENSE

      Other expenses were $4.7 million in 2003, as compared to $2.5 million in 2002, an increase of $2.2 million. Salaries and employee benefits increased by $1.1 million due to an increase in the number of full time equivalent employees from 21 to 33 and normal increases in salaries and benefits. The increase in the number of employees is due to the opening of a full service branch in Roswell, Georgia and additional administrative employees required due to our growth. Employee expenses are expected to increase at approximately the same rate in the future as new branches are opened and growth necessitates the addition of staff. Equipment and occupancy expenses increased by $262,000 as a result of additional depreciation and utility expenses related to the new branch and the purchase of an administrative building in June, 2003. The administrative building will be used for future expansion, and its costs are currently being offset by rental income from the lease of space within the building. Future occupancy and equipment expenses will increase as new branches are built. Other operating expenses increased by $848,000 due partially to increased consulting/recruiting fees of $144,000, an increase in data processing costs of $89,000, increased directors fees of $84,000, and increased donations of $79,000. The increases in all other operating expenses were directly related to the overall growth of the Company.

      INCOME TAX

      We have reported income tax expense for 2003 of $462,400 as compared to $0 for 2002. The effective tax rate for 2003 and 2002 was 20.5% and 0%, respectively. Due to our short operating history, the company had net operating loss carryforwards prior to 2003. Income tax expense in 2003 was substantially reduced due to the recognition of $380,000 of deferred tax assets previously accorded a valuation allowance.

ASSET/LIABILITY MANAGEMENT

      Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

      Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a quarterly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

      A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

      Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

      As of December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 94%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities.

      The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

(dollars in thousands)            0 - 3    3 - 12   13 - 36   OVER 36
                                 MONTHS    MONTHS   MONTHS    MONTHS   TOTAL
                                 --------------------------------------------
Interest-earning assets:
     Interest-bearing
      deposits in banks           $  114  $      0  $     0  $    0  $    114

     Federal funds sold            2,439         0        0        0    2,439
     Securities                    2,664     5,215    9,683    9,641   27,203
     Loans                       103,704   108,047   13,342   13,826  238,919
                                ---------------------------------------------
      Total
       interest-earning assets  $108,921  $113,262 $ 23,025 $ 23,467 $268,675
                                ---------------------------------------------
Interest-bearing liabilities:
     Interest-bearing
      demand deposits           $ 71,407  $ 32,315 $  4,654 $  4,143 $112,519

     Savings and money markets       617     2,900    1,203    1,450    6,170
     Time deposits                23,445    78,744    1,747       12  103,948
     Federal funds purchased      10,000         0        0        0   10,000
     Federal Home
      Loan Bank borrowings        10,000         0        0        0   10,000

     Subordinated debentures       6,186         0        0        0    6,186
                                ---------------------------------------------
      Total interest-bearing
       liabilities              $121,655 $ 113,959 $  7,604 $  5,605 $248,823
                                ---------------------------------------------

Interest rate sensitivity gap   $(12,734)$  15,421 $   (697)$ 17,862 $ 19,852
                                =============================================

Cumulative interest
 rate sensitivity gap           $(12,734)$ (13,431)$  1,990 $ 19,852
                                ====================================
Interest rate
 sensitivity gap ratio              0.90      0.99     3.03     4.19
                                ====================================

Cumulative interest rate
 sensitivity gap ratio              0.90      0.94     1.01     1.08
                                ====================================

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

      The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and shareholders' equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

      AVERAGE BALANCES, INTEREST INCOME, AND INTEREST EXPENSE

      The following table contains condensed average balance sheets (using daily average balances) for the years indicated. In addition the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

                                                       ANALYSIS OF NET INTEREST INCOME
                                                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003                         2002
                                        ----------------------------  ------------------------------
                                          AVERAGE   INCOME/   YIELD/   AVERAGE   INCOME/      YIELD/
                                          BALANCE   EXPENSE   RATE     BALANCE   EXPENSE      RATE
                                        ----------  --------  ------  --------  ---------     ------
                                                          (DOLLARS IN THOUSANDS)
Assets:
Deposits in banks....................... $     757  $     10    1.29% $     99  $       3      2.86%
Taxable investment securities...........    21,167       878    4.15    11,299        652      5.77
Federal funds sold......................     4,561        49    1.07     1,578         26      1.63
Loans (1)...............................   184,430    13,253    7.19    79,864      6,134      7.68
Allowance for loan losses...............    (1,700)                       (672)
Cash and due from banks.................     2,876                         809
Other assets............................     8,971                       4,001
                                         ---------                   ---------
   Total Assets......................... $ 221,062                   $  96,978
                                         =========  --------         =========  ---------
Total interest-earning assets........... $ 210,915    14,190    6.73 $  92,840      6,815      7.34
                                         =========  --------         =========  ---------
Liabilities:
Noninterest-bearing demand.............. $   7,047                   $   3,265
Interest bearing demand and savings.....    63,312     1,429    2.26     9,765        235      2.41
Time....................................   122,177     3,353    2.74    66,020      2,528      3.83
                                         ---------                   ---------
   Total deposits.......................   192,536                      79,050
Other borrowings........................     8,952       183    2.04     6,312        121      1.92
Other liabilities.......................     1,111                         316
Shareholders' equity....................    18,463                      11,300
                                         ---------                   ---------
   Total liabilities and
    shareholders' equity................
                                         $ 221,062                   $  96,978
                                         ========= ---------         =========  ---------
Total interest-bearing liabilities...... $ 194,441     4,965    2.55 $  82,097      2,884      3.51
                                         ========= ---------         =========  ---------
Net interest income.....................           $   9,225                    $   3,931
                                                   =========                    =========
Net interest margin (2).................                        4.37                           4.23
Net interest spread (3).................                        4.18                           3.83


(1) Interest income from loans includes total fee income of approximately $1,859 and $1,016 for the years ended December 31, 2003 and 2002, respectively. The average balance of non-accrual loans included in average loans was $273 in 2003 and $0 in 2002.

(2) Net interest margin is net interest income divided by average interest-earning assets.

(3) Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

      RATE AND VOLUME ANALYSIS

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

      o     change in volume (change in volume multiplied by old rate);

      o     change in rate (change in rate multiplied by old volume); and

      o     a combination of change in rate and change in volume.

The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.


                                        Year Ended December 31,
                                             2003 vs. 2002
                                                 Changes
                                                 Due To:
                                       Rate      Volume     Total
                                         (Dollars in Thousands)
Increase (decrease)in:
  Income    from    interest-earning
  assets:
  Interest and fees on loans               $  (417)  $ 7,536 $ 7,119
  Interest on taxable securities              (235)      461     226
  Interest on federal funds sold               (12)       35      23
  Interest on bank deposits                      1         6       7
                                           =========================
      Total interest income                   (663)    8,038   7,375
                                           =========================

  Expense from interest-bearing
  liabilities:
  Interest on interest-bearing
   demand and savings deposits                 (16)    1,210   1,194
  Interest on time deposits                   (922)    1,747     825
  Interest on other borrowings                   6        56      62
                                           =========================

      Total interest expense                  (932)    3,013   2,081
                                           =========================

      Net interest income                  $   269   $ 5,025 $ 5,294
                                           =========================

      INVESTMENT PORTFOLIO

      Types of Investments

      The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                             December 31,
                                          2003       2002
                                          ----       ----

                                       (Dollars in Thousands)

  Mortgage-backed securities            $   26,513  $ 10,400
  Equity securities                          1,340       350
                                        ==========  ========

                                        $   27,853  $ 10,750
                                        ==========  ========

      The mortgage-backed securities consist of government agency mortgage pool securities with stated maturities up to fifteen years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than three years.

      The equity securities consist of $650,000 in Federal Home Loan Bank of Atlanta stock and a $690,000 common stock investment in Integrity Bank of Florida. Banks with borrowings from Federal Home Loan Banks are required to buy stock in proportion to the amount of their outstanding advances. There is no market for the stock, which is normally bought or sold to the Federal Home Loan Bank at a set price of $100 per share. The stock has historically paid a quarterly dividend, although the issuer is not required to pay dividends.

      Maturities

      The amounts of securities, including the weighted average yield in each category as of December 31, 2003, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                              After one       After five
                                          through five years through ten years

                                           Amount    Yield(1) Amount  Yield(1)
                                           ------    -------  ------  ------
                                                (Dollars in Thousands)


Mortgage-backed securities                $    427     6.02% $   814   5.34%

                                            After ten years       Total

                                           Amount    Yield(1) Amount  Yield(1)
                                           ------    -------  ------  ------
Mortgage-backed securities                $ 25,272     4.74% $26,513   4.78%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

      LOAN PORTFOLIO

      Types of Loans

      The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                            December 31,
                                          2003        2002
                                          ----        ----
                                       (Dollars in Thousands)

Commercial                              $   16,071  $ 11,751
Real estate-construction                   123,882    51,715
Real estate-mortgage                        98,401    63,940
Consumer installment and other                 723       856
                                        ---------- ---------
                                           239,077   128,262
Less:
  Allowance for loan losses                 (3,573)   (1,105)
  Deferred loan fees                          (158)     (254)
                                        ---------- ---------

      Net loans                         $  235,346 $ 126,903
                                        ========== =========

      Maturities and Sensitivities of Loans to Changes in Interest Rates

      Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.


                                December 31, 2003
                             ----------------------
                             (Dollars in Thousands)

Commercial
      One year or less ...........        $  7,756
      After one through five years           7,935
      After five years ...........             380
                                          --------
                                            16,071
                                          --------

Construction
      One year or less ...........          81,732
      After one through five years          41,092
      After five years ...........           1,058
                                          --------
                                           123,882
                                          --------

Other
      One year or less ...........          24,847
      After one through five years          69,718
      After five years ...........           4,559
                                          --------
                                            99,124
                                          --------

                                          $239,077
                                          ========

      The following table summarizes loans as of December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                         December
                                         31, 2003
                                        ----------
                                        (Dollars in
                                         Thousands)

Predetermined interest rates              $ 19,249

Floating or adjustable interest rates      105,493
                                          --------
                                          $124,742

      Risk Elements

      Information with respect to non-accrual, past due and restructured loans as of December 31, 2003 and 2002 is as follows:

                                                        December 31,
                                                      2003     2002
                                                      ----     ----
                                                 (Dollars in Thousands)

Non-accrual loans                                  $   2,869  $    0
Loans contractually past due 90 days or
  more as to interest or principal payments
  and still accruing                                       0       0
Restructured loans                                         0       0
Loans, now current about which there are
  serious doubts as to the ability of the
  borrower to comply with loan repayment
  terms                                                  480       0
Interest income that would have been
  recorded on non-accrual and restructured
  loans under original terms                              41       0
Interest income that was recorded on
  non-accrual and restructured loans                       0       0

      Non-accrual loans have increased from zero as of December 31, 2002 to $2.9 million as of December 31, 2003. The majority of the increase, $2.3 million, is attributable to one loan discussed above in the section titled "Provision for Loan Losses".

      It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. A non-accrual status is applied when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

Loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms increased from $0 in 2002 to $480,000 as of December 31, 2003. These loans were classified for regulatory purposes as loss, doubtful, or substandard, but are currently in compliance with their payment terms. They do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources.

      SUMMARY OF LOAN LOSS EXPERIENCE

      The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.


                                                  Year Ended December 31,
                                                     2003         2002
                                                    -------      -------
                                                  (Dollars in Thousands)

Average amount of loans outstanding               $   184,430    $    79,864
                                                  ===========    ===========
Balance of allowance for loan losses
at beginning of year                              $    1,105     $       392
                                                  --------------------------
Loans charged off:
    Consumer                                             (20)              -
    Commercial                                             -               -
                                                  --------------------------
                                                         (20)              -
                                                  --------------------------
Loans recovered:                                           -               -
                                                  --------------------------

Net charge-offs                                          (20)              -
                                                  --------------------------
Additions to allowance charged to operating
expense during year                                    2,488             713
                                                  --------------------------
Balance of allowance for loan losses
at end of year                                    $    3,573      $    1,105
                                                  ==========      ==========
Ratio of net loans charged off during the
year to average loans outstanding                       0.01%        0.00%
                                                 --------------------------


      ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

      The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing the loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis.

      Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

      All of our loans are assigned individual loan grades when underwritten. The Bank, with the approval of the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management's experience and common industry and regulatory guidelines.

      While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

      As of December 31, 2003 and 2002, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                 DECEMBER 31, 2003       DECEMBER 31, 2002
                                     Percent of             Percent of
                                      loans in               loans in
                                   each category           each category
                                   to total loans         to total loans
                                   --------------             --------

                                  AMOUNT              AMOUNT
                                         (Dollars in Thousands)

Commercial                       $ 1,368     6.73%   $   121   9.18%
Real estate-construction           1,087     51.85       409   40.40
Real estate-mortgage               1,112     41.12       566   49.75
Consumer installment loans
and other                              6      0.30         9    0.67
                                 =======   =======   ======= =======
                                   3,573    100.00     1,105  100.00

      DEPOSITS

      Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.(1)

                                       Year Ended December 31,
                                       2003               2002
                                ------------------  ----------------

                                 AMOUNT    PERCENT   AMOUNT   PERCENT
                                         (Dollars in Thousands)
Non-interest-bearing
 demand deposits                $  7,047        -%   $ 3,265      -%
Interest-bearing
 demand deposits                  63,137      2.26     9,689    2.42
Savings deposits                     175      0.55        76    0.85
Time deposits                    122,177      2.74    66,020    3.83
                                ========             =======
                                 192,536              79,050

(1)   Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

                                       December 31, 2003
                                      ----------------------
                                            (Dollars in
                                             Thousands)

Three months or less                      $     6,163
Over three through six months                   6,248
Over six through twelve months                 12,496
Over twelve months                              1,060
                                          ===========
      Total                                    25,967
                                          ===========

      The bank had approximately $25 million in jumbo CD's maturing in on year or less at December 31, 2003. We believe the large percentage (25%) of jumbo CD's in relation to total CD's is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the bank as they mature because our deposit interest rates are comparable to other rates in our market. The bank has no deposits obtained through brokers.

      RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                Year Ended December 31,
                                    2003     2002
                                   -----     -----

   Return on assets (1)             0.81%     0.85%
   Return on equity (2)             9.72      7.30
   Dividend payout ratio (3)           0         0
   Equity to assets ratio (4)       8.35     11.65

(1)   Net income divided by average total assets.
(2)   Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)   Average common equity divided by average total assets

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

      The Company's principal executive and principal financial officers believe that the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2003.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table and text gives certain information about the current members of the boards of directors of Integrity Bancshares, Inc. and Integrity Bank and the senior and executive officers of both institutions, including their ages as of December 31, 2003, the positions they hold, and their principal employment for the past five years. Except for Alan K. Arnold, Joseph J. Ernest and Robert S. Wholey, each of our directors has served as a director since our incorporation in 1999. Mr. Wholey became a director in 2001, and Messrs. Arnold and Ernest became directors in 2003.


NAME                        AGE       POSITIONS HELD

Alan K. Arnold              49        Director of both institutions
Douglas G. Ballard II       33        Senior Vice President of Integrity Bank
James E. Bridges            56        Director of both institutions
Clinton M. Day              44        Director of both institutions
Joseph J. Ernest            58        Director of both institutions
Rita B. Gray                53        Secretary and CFO of Integrity
                                      Bancshares, Inc.; Senior Vice
                                      President-Operations of Integrity Bank
Don C. Hartsfield           67        Director of both institutions
Jack S. Murphy              62        Director of both institutions
Richard H. Peden, Sr.       61        Director of both institutions
Charles J. Puckett          72        Director of both institutions
Gerald O. Reynolds          49        Director of both institutions
Jeff L. Sanders             39        Senior Vice President-Finance of both
                                      institutions
Robert F. Skeen, III        34        Executive Vice President and Senior
                                      Lender of Integrity Bank
Steven M. Skow              57        Director of both institutions; President
                                      and CEO of both institutions
Robert S. Wholey            54        Director of Integrity Bancshares, Inc.

      ALAN K. ARNOLD - Mr. Arnold has served as President and CEO of Wade Ford Automotive since 1978. He has recently sold his three Ford dealerships. His term as director will expire in 2006.

      DOUGLAS G. BALLARD II - Mr. Ballard has 10 years of banking experience. He joined the bank in October, 2000 as Senior Vice President and is currently the President of the Roswell Financial Center. He was previously employed at BB&T in Alpharetta as Senior Vice-President/Commercial Lending from November, 1997.

      JAMES E. BRIDGES - Mr. Bridges has since 1975 served as the President of JEBCO Ventures, Inc., a real estate developing firm. His term as director will expire in 2006.

      CLINTON M. DAY - Mr. Day has for over 15 years served as the President of Del South Restaurants, Inc., an investment properties firm. He also holds interests in several real estate investment companies and is a Vice President of DCR, Inc. His term as director will expire in 2006.

      JOSEPH J. ERNEST - Mr. Ernest has served as CEO of Earnest Communications, Inc., a telecommunications firm, since 1997. His term as director will expire in 2006.

      RITA B. GRAY - Ms. Gray has 34 years of banking experience, all in North Georgia. She has served as Chief Financial Officer for four banks. Prior to joining the Bank in May 2001 she served as Senior Vice President and Chief Financial Officer of Southern Heritage Bank in Oakwood, Georgia, a position she held since September 2000. From 1988 through 2000 Ms. Gray served as SVP/CFO of North Georgia National Bank in Calhoun. For five months during 2000 Ms. Gray worked for a group of organizers for a bank in Buford. The proposed bank never opened.

      DON C. HARTSFIELD - Mr. Hartsfield currently serves as the President of DCH, Inc. (since 1994), D.H. Lands, Inc. (since 1992), Georgia 400 Office Park, Inc. (since 1997), The Commerce Co. (since 1994), Overlook Associates, Inc. (since 1986), and Top-Spin, Inc. (since 1999), all of which are involved in various real estate development projects. His term as director will expire in 2004.

      JACK S. MURPHY - Mr. Murphy is President and CEO of Lanier Athletic Center, a position he has held since 1997. Prior to that Mr. Murphy spent more than 30 years in the pest exterminating business. His term as director will expire in 2004.

      RICHARD H. PEDEN, SR. - Mr. Peden has since 1968 been the owner and President of U.S. General Construction, a construction company. His term as director will expire in 2004.

      CHARLES J. PUCKETT - Mr. Puckett has been retired since he sold People's Dodge, a car dealership, in 1998. He had owned the dealership since 1988. He also serves as a Director for United Community Bank of Carrollton, Georgia. His term as director will expire in 2005.

      GERALD O. REYNOLDS - Mr. Reynolds has since 1990 served as the Chairman and Chief Executive Officer of The Ad Shop, Inc., an advertising agency. His term as director will expire in 2005.

      JEFF L. SANDERS - Mr. Sanders joined the bank in August, 2003. He is a Certified Public Accountant and has 12 years banking experience. He was previously the Senior Vice President-CFO of the Bank of Hiawassee in Hiawassee, Georgia, a position he held from March, 1999. Prior to that, he served as Controller at Community First Bank in Carrollton, Georgia, a publicly traded bank, since 1992.

            ROBERT F. SKEEN, III - Mr. Skeen has 12 years of banking experience. He joined the Bank in January 2002. Prior to that Mr. Skeen served for two years as Senior Vice President of Colonial Bank in Atlanta. Before joining Colonial Bank Mr. Skeen served as Vice President for GB&T Bancshares, Inc. Mr. Skeen has held management level lending positions since 1991. He is a 1999 graduate of Louisiana State University's Graduate School of Banking.

      STEVEN M. SKOW - Mr. Skow has 34 years of banking experience, with the last 26 years as President and Chief Executive Officer of high performing banks. Prior to joining the organizational team for Integrity Bank in June of 1999, Mr. Skow had served as an independent bank consultant since October of 1997. Mr. Skow served as the President and Chief Executive Officer of First National Bank & Trust Co. in Williston, North Dakota from January 1991 until October 1997. His term as director will expire in 2005.

      ROBERT S. WHOLEY - Mr. Wholey currently serves as President of Central Financial Corporation, a multi-bank holding company headquartered in Hutchinson, Kansas. He has held this position since June 2000. From 1978 through June 2000 Mr. Wholey was with GRA, Thompson, White & Company as Managing Director/CPA. His term as director will expire in 2005.

COMMITTEES OF THE BOARDS OF DIRECTORS

      Our board of directors has two established committees: the Executive/Nominating Committee and the Audit/Compliance Committee. The Executive/Nominating Committee consists of Clinton Day (Chairman), Richard Peden, Charles Puckett, and Steven Skow. The Audit/Compliance Committee consists of Charles Puckett (Chairman), Gerald O. Reynolds, Alan Arnold, and Jack Murphy. The Board of Directors has determined that none of the members of the Audit Committee satisfy all five criteria that are necessary for such individual to qualify as an audit committee financial expert under SEC rules. However, the Board of Directors believes that each member of the Audit Committee is financially literate and, through their various business experiences, is well qualified to perform the functions that are required as a member of the Audit Committee. Therefore, the Board of Directors did not feel that it was necessary to seek a new member who would qualify as an audit committee financial expert.

      The Bank's Board of Directors also has an Executive/Nominating Committee and an Audit/Compliance Committee, which consist of the same members as those with the Company's corresponding committees.

      The Bank's Board of Directors also has a Loan Committee, an Asset/Liability Committee, and a Branch Building Committee. The Loan Committee consists of Don Hartsfield (Chairman), Clinton Day, Gerald Reynolds, Jack Murphy, Alan Arnold, Joe Earnest, and Steve Skow. The Asset/Liability Committee consists of Steven Skow (Chairman), James Bridges, Jeff Sanders, Rita Gray and Robert Skeen. The Branch Building Committee consists of Clinton Day, Steven Skow, James Bridges and Richard Peden.

CODE OF ETHICS

            The Bank has adopted a code of ethics applicable to its officers and employees, which was last revised in 2001. Although the code does not satisfy all of the criteria set forth in Item 406(b) of the SEC's Regulation S-B, we believe that it is reasonably designed to promote ethical conduct and prevent conflicts of interest. Because the existing code accomplishes these objectives, we did not believe that it was necessary to adopt an additional code of ethics that complies with the SEC definition at this time, although we may do so in the future.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table provides information with respect to the annual compensation for services in all capacities for 2003, 2002 and 2001 for our Chief Executive Officer, our Executive Vice-President, and our Senior Vice-Presidents who qualify as executive officers. No other officer earned more than $100,000 in 2003.

                                 ANNUAL COMPENSATION (1)      LONG-TERM COMPENSATION



                                                         OTHER     SECURITIES
                                                         ANNUAL    UNDERLYING
 NAME AND PRINCIPAL                                     COMPEN-      OPTIONS     COMPEN-
      POSITION               YEAR   SALARY(2)  BONUS    SATION(3)    GRANTED     SATION

Steven M. Skow               2003   $215,540   --     $  8,000      152,208(4)     --
   President and             2002    163,276   --         --           --          --
   Chief Executive            001    161,784   --         --           --          --

Robert E. Skeen III          2003    179,767   --         --         39,000        --
   Exec. Vice-President      2002    156,245   --         --           --          --
   & Senior Lender           2001       --     --         --           --          --

Douglas G. Ballard II        2003    156,020   --         --         33,000        --
   Senior Vice-President     2002    134,258   --         --           --          --
                             2001    116,757   --         --           --          --
Rita B. Gray                 2003    113,911   --        4,000       36,000        --
   Senior Vice-President -   2002    100,453   --         --           --          --
   Operations                2001     60,322   --         --           --          --


(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus shown in the table.

(2) Includes deferred compensation made at the individual's election pursuant to our 401(k) plan.

(3) Includes board fees for Mr. Skow and fees paid to Ms. Gray for her service as Secretary of our company.

(4) The number of options listed includes 15,000 options that were granted to Mr. Skow pursuant to our 2003 Directors Stock Option Plan and 137,208 options that were granted to Mr. Skow pursuant to our 2003 Stock Option Plan. In January 2003 Mr. Skow was granted an option to purchase five percent (5%) of our total outstanding common stock on the date of exercise under our 2003 Stock Option Plan. The listed number of securities underlying options granted under the 2003 Stock Option Plan (i.e., 137,208) is based on the number of our outstanding shares on December 31, 2003.

      No stock options were granted prior to 2003. The following table sets forth all individual grants of stock options during 2003 to our Chief Executive Officer, our Executive Vice-President, and our Senior Vice-Presidents identified in the compensation table above.

OPTION GRANTS IN LAST FISCAL YEAR

                                 NUMBER OF        PERCENT OF TOTAL
                                 SECURITIES        OPTIONS GRANTED   EXERCISE
                                 UNDERLYING        TO EMPLOYEES IN   PRICE       EXPIRATION
        NAME                  OPTIONS GRANTED(1)     FISCAL YEAR     PER SHARE      DATE
Steven M. Skow (2)
   President and Chief            137,208                55.9%         $7.33  January 22, 2013
   Executive Officer               15,000                 N/A          $7.33  February 26 2013

Robert E. Skeen III (3)
   Exec. Vice-President
   & Senior Lender                 39,000                15.9%         $7.33  January 22, 2013

Rita B. Gray (3)
   Senior Vice-President -
   Operations                      36,000                14.7%         $7.33  January 22, 2013

Douglas G. Ballard II (3)
   Senior Vice-President           33,000                13.5%         $7.33  January 22, 2013


(1) The options will become fully vested and exercisable in the event of a "change in control" transaction. A "change in control" transaction is generally defined to include: (i) the acquisition of another person of more than twenty-five percent of the total combined voting power of the Company's outstanding common stock; (ii) a change in the composition of a majority of the Board of Directors (changes that were approved by the existing directors or their approved successors are not considered); (iii) a merger or consolidation in which we are not the surviving entity; or
      (iv) the sale, transfer or disposition of substantially all of our assets.

(2) On January 23, 2003 Mr. Skow was granted an option to purchase five percent of our total outstanding common stock on the date of exercise under our 2003 Stock Option Plan. The number of securities underlying options granted that is listed is based on the number of our outstanding shares at December 31, 2003. 107,149 options (equal to five percent of our outstanding shares on the date of grant) were incentive stock options and were granted at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The remaining options are non-qualified options. 13,635 of these options vested immediately and an additional 13,635 options vest on each subsequent anniversary of the grant date with all remaining options vesting on the ninth anniversary of the grant date. Mr. Skow also serves as a director of our company. The 15,000 options that are listed on the second line were issued under our 2003 Directors Stock Option Plan.

(3) Options granted were incentive options and were granted on January 23, 2003 at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The options vest and become exercisable in three equal annual installments beginning with one-third vesting immediately, one-third on the first anniversary of the date of grant, and the final one-third on the second anniversary of the date of grant.

      The following table provides information regarding options exercised and exercisable and unexercisable stock options held as of December 31, 2003, by our Chief Executive Officer, Executive Vice-President, and Senior Vice-Presidents identified in the compensation table above.

AGGREGATE/YEAR-END OPTION VALUES

                                NUMBER OF SECURITIES
                                    UNDERLYING
                            UNEXERCISED OPTIONS GRANTED      VALUE OF UNEXERCISED
                                        AT                  IN-THE-MONEY OPTIONS AT
                               DECEMBER 31, 2003 (1)         DECEMBER 31, 2003 (1)
         NAME                EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE

Steven M. Skow (2)                 28,635/123,573            $190,995/$824,232
   President and Chief
   Executive Officer

Robert E. Skeen III (3)             13,000/26,000             $86,710/$173,420
   Exec. Vice-President
   & Senior Lender

Rita B. Gray (3)                    12,000/24,000             $80,040/$160,080
   Senior Vice-President -
   Operations

Douglas G. Ballard II (3)           11,000/22,000             $73,370/$146,740
   Senior Vice-President

(1) There was only a thinly traded public market for our common stock as of December 31, 2003. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 2003 ($14.00 per share based on reported trading) and the exercise price per share payable upon exercise of such options ($7.33 per share). In determining the fair market value of our common stock, our Board of Directors considered various factors, including then-current information regarding our financial condition and business prospects.

(2) See footnote 2 to the table listing option grants in the last fiscal year for a description of Mr. Skow's option holdings.

(3) See footnote 3 to the table listing option grants in the last fiscal year for a description of these options.

EMPLOYMENT AGREEMENT WITH STEVEN M. SKOW

      On January 23, 2003 we entered into an employment agreement with Steven M. Skow whereby Mr. Skow was employed as our President and Chief Executive Officer. The agreement has an initial term of five years and is automatically extended for an additional year on the initial termination date and each anniversary thereafter unless either party gives the other 90 days prior written notice.

      Mr. Skow's initial annual base salary is $160,000. He is entitled to receive annually an increase in salary as may be determined by our board of directors. In addition to his salary, Mr. Skow is eligible for such incentives and performance bonuses as may be authorized by the board of directors in its sole discretion. Mr. Skow was also granted stock options to acquire 5% of our total outstanding common stock on the date of exercise at an exercise price per share of $7.33. These options vest over a nine-year period and expire upon the earlier of (i) January 22, 2013 or (ii) three months after the termination of Mr. Skow's employment. The vesting period accelerates in the case of a change in control transaction.

      If the Bank terminates Mr. Skow's employment other than "for cause" or if Mr. Skow terminates the agreement for "good reason", then Mr. Skow will be entitled to severance pay equal to one year's total compensation plus one month's pay for each year of employment for up to 12 years, so that the maximum severance paid will be two years' total compensation. "For cause" is defined to include, among other things, negligence or misconduct that constitutes as a matter of law a breach of Mr. Skow's obligations or conduct that may be deemed by the board of directors to constitute moral turpitude. "Good reason" is defined to include, among other things, an adverse change in status or title or a reduction in base salary.

      If Mr. Skow's employment is terminated after a change in control transaction (except for a "for cause" termination), Mr. Skow will be entitled to receive his salary through the month of the termination and severance pay equal to three times his then existing base salary. This payment is in addition to other amounts owed to Mr. Skow pursuant to the agreement.

      The employment agreement contains restrictions on Mr. Skow's ability to compete with Integrity Bank for a period of six months (one year if there termination is without cause) following the date of termination. He is also restricted on the disclosure and use of Integrity Bank's confidential information and trade secrets. In addition, he is restricted in his ability to solicit Integrity Bank employees or customers with whom he had material contact during the 12-month period immediately preceding the termination of his employment.

EMPLOYMENT AGREEMENTS WITH R.E. (ROB) SKEEN, RITA GRAY AND DOUG BALLARD

      On January 23, 2003 Integrity Bank entered into employment agreements with the following employees: R.E. (Rob) Skeen, Executive Vice President - Loans; Rita Gray, Senior Vice President - Operations; and Doug Ballard, Senior Vice President - Loans. The agreements have initial terms of three years and are automatically extended for an additional year on the initial termination date and each anniversary thereafter unless either party gives the other 30 days prior written notice.

      The initial base salaries for these employees are as follows: $125,000 for Mr. Skeen; $100,000 for Ms. Gray, and $115,000 for Mr. Ballard. Each is entitled to receive annually an increase in salary as may be determined by Integrity Bank's Chief Executive Officer. In addition to their salaries, these employees are eligible for such incentives and performance bonuses as may be authorized by the board of directors and the Chief Executive Officer in their sole discretion. Mr. Skeen was granted stock options to acquire 39,000 shares of our common stock, Ms. Gray was granted stock options to acquire 36,000 shares of our common stock, and Mr. Ballard was granted stock options to acquire 33,000 shares of our common stock. These options have a per share exercise price of $7.33, vest over a two-year period (with one-third vesting immediately), and expire upon the earlier of (i) January 22, 2013 or (ii) three months after the termination of the employee's employment with Integrity Bank. The vesting period accelerates in the case of a change in control transaction.

      If Integrity Bank terminates the employment other than "for cause" or if an employee terminates the agreement for "good reason", then that employee will be entitled to severance pay equal to one month's pay for each year employed by Integrity Bank with a maximum of two years. "For cause" and "good reason" have similar definitions as those provided in the employment agreement for Mr. Skow.

      If the employment is terminated after a change in control transaction (except for a "for cause" termination), the terminated employee will be entitled to receive his or her salary through the month of the termination and severance pay equal to one times his or her then existing base salary. This payment is in addition to other amounts owed to the employee pursuant to the agreements.

      The employment agreements contain restrictions on the ability of the employees to compete with the Bank for a period of six months (one year if there termination is without cause) following the date of termination. The employees are also restricted on the disclosure and use of Integrity Bank's confidential information and trade secrets. In addition, the employees are restricted in their ability to solicit Integrity Bank employees or Integrity Bank customers with whom they had material contact during the 12-month period immediately preceding the termination of their employment.

2003 DIRECTORS STOCK OPTION PLAN

      In February, 2003, our shareholders approved our 2003 Directors Stock Option Plan. The Directors Plan was intended to advance the interests of Integrity Bancshares, Inc. and its shareholders by providing to a voting member of our board of directors or to a former director who has been designated by the board of directors as an emeritus, non-voting advisor member of such board of directors a sense of proprietorship and personal involvement and to encourage directors and emeritus directors to remain with and devote their best efforts to the Bank.

      The Directors Plan authorized and reserved for issuance 195,000 shares of common stock. As of September 30, 2003 the Bank had granted options to purchase 165,000 shares of its common stock as allowed under the Directors Plan for an exercise price of $7.33 per share, which was determined to be the fair market value of our stock on the date of grant.

      Each option is evidenced by a 2003 Directors Stock Option Plan Stock Option Agreement between Integrity Bancshares, Inc. and the optionee. Options that were granted under the Directors Plan expire on a date which is 10 years from the date the options were granted.

      Options granted under the Directors Plan are exercisable in whole or in part, from time to time, before their termination, by paying the full option price in cash or in shares of our common stock previously held by the optionee or a combination thereof.

      If an optionee ceases to be a director or emeritus director, other than by reason of death or disability, all options held by such optionee shall be exercisable in full prior to the earlier of:

      o     the original expiration date of such options; or

      o the date which is twelve months from the date that the optionee ceases to be a director or an emeritus director; provided that our board of directors in its discretion may extend this expiration date for an additional twelve months.

      Options will terminate on the date that is two years from the date that the optionee ceases to be a director or an emeritus director by reason of death or disability. If an optionee ceases to be a director or an emeritus director as a result of death or disability, all options held by such optionee will be exercisable in full prior to the earlier of:

      o     the original expiration date of such options; or

      o the date which is two years from the date such optionee ceases to be a director or emeritus director by reason of death or disability.

In the event of death, such options will become exercisable by the executor or personal representative of the optionee's estate or by any person who acquired the right to exercise such options by will or the laws of descent and distribution.

      No stock option granted under the Directors Plan is transferable other than by will or by the laws of descent and distribution.

      The total number of shares on which options may be granted under the Directors Plan and option rights (both as to the number of shares and the option price) will be appropriately adjusted for any increase or decrease in the number of outstanding shares of our common stock resulting from:

      o     a stock split;

      o     a payment of a stock dividend on our common stock;

      o     a subdivision or combination of shares of our common stock;

      o     a reclassification of our common stock; or

      o     a merger or consolidation.

      Upon our dissolution or liquidation, each option granted under the Directors Plan will terminate. The grant of an option pursuant to the Directors Plan will not in any way affect our right or power to make adjustments, reclassifications or changes of its capital or business structure, or to merge or consolidate, or to dissolve or liquidate, or to sell or transfer all or any part of our business or assets.

2003 STOCK OPTION PLAN

      In January 2003 our board of directors approved the 2003 Stock Option Plan (the "Plan"). The Plan, which was subsequently approved by our shareholders, is intended to advance the interests of Integrity Bancshares, Inc. and its shareholders by providing selected employees a sense of proprietorship and personal involvement and to encourage employees to remain with and devote their best efforts to Integrity Bancshares, Inc. and Integrity Bank.

      The Plan authorizes the issuance of 450,000 shares of our common stock and is administered by the board of directors. The options may be incentive stock options or non-qualified options. The price at which a stock option is exercisable cannot be less than the fair market value of our common stock on the date of the grant as determined in good faith by our board of directors.

      Options granted under the Plan are exercisable in whole or in part, from time to time, before their termination, by paying the full option price in cash or in shares of our common stock previously held by the optionee or a combination thereof.

      Any option that is granted under the Plan will expire not later than the date that is ten years from the date the option is granted or such earlier date as will be set by the board of directors when an option is granted.

            Incentive stock options will not be granted to any individual pursuant to the Plan if the effect of such grant would be to permit such person to first exercise options, in any calendar year, for the purchase of shares having a fair market value in excess of $100,000 (determined at the time of the grant of the options). An optionee may exercise options for the purchase of shares valued in excess of $100,000 determined at the time of the grant of the options in a calendar year, but only if the right to exercise such options shall have first become available in prior calendar years.

      No optionee owning more than 10% of the combined voting power of all classes of our capital stock then outstanding may purchase our common stock pursuant to incentive stock options under the Plan for less than one hundred ten percent (110%) of its fair market value on the date of grant nor may any option granted to such a person be exercisable on a date later than five years from the date of grant.

      The total number of shares on which options may be granted under the Plan and option rights (both as to the number of shares and the option price) will be appropriately adjusted for any increase or decrease in the number of outstanding shares of our common stock resulting from:

      o     a stock split;

      o     a payment of a stock dividend on our common stock;

      o     a subdivision or combination of shares of our common stock;

      o     a reclassification of our common stock; or

      o     a merger or consolidation.

      Upon our dissolution or liquidation, each option granted under the Plan will terminate. The grant of an option pursuant to the Plan will not in any way affect our right or power to make adjustments, reclassifications, or changes of its capital or business structure, or to merge or consolidate, or to dissolve or liquidate, or to sell or transfer all or any part of our business or assets.

      Our board of directors has the right at any time to amend or terminate the Plan. The Plan will terminate on the date that is ten years after the date on which the Plan was adopted, or January 22, 2013. However, no amendments may be made to the Plan without the approval of our shareholders (except for amendments resulting from changes in our capitalization) which:

      o increase the total number of shares for which options may be granted under the Plan;

      o     change the minimum purchase price for the options;

      o     affect any outstanding option or any unexercised right thereunder;

      o     extend the option period; or

      o     extend the termination date of the Plan.

COMPENSATION OF DIRECTORS

      In May, 2003 our directors began to receive $500 per month as a fee for their service on the board of directors of Integrity Bancshares, Inc., and $1,000 per month as a fee for their service on Integrity Bank's board of directors. Prior to May, 2003, our directors received no fees, bonuses or payments for their service on the board of directors. Additionally, each director has been granted 15,000 options to purchase common stock under our 2003 Directors Stock Option Plan. Each option entitles the holder to purchase one share of our common stock at $7.33 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our common stock as of December 31, 2003, by each director, our Chief Executive Officer, Executive Vice President, our Senior Vice Presidents listed in the summary compensation table on page 39, and all of the named directors and executive officers as a group. It also includes information with respect to Lou Dobbs, who beneficially owns more than 5% of our common stock but is not otherwise affiliated with us. Except as disclosed below, we know of no person who beneficially owns more than 5% of our common stock.


                                               NUMBER OF SHARES
                                                OF COMMON STOCK
                                                 BENEFICIALLY
                                                    OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER                 (1)          PERCENTAGE

Clinton M. Day, Chairman                         284,075 (2)        10.30%
   4725 Peachtree Corners Circle, Suite 300
   Norcross, GA 30092

Steven M. Skow, Director/CEO                      58,020 (3)         2.08%
   11140 State Bridge Road
   Alpharetta, GA 30022

Alan K. Arnold, Director                          41,356 (4)         1.50%
   9340 Colonnade Trail
   Alpharetta, GA 30022

James E. Bridges, Director                        75,000 (4)         2.72%
   11130 State Bridge Rd., Suite D-201
   Alpharetta, GA 30022

Joseph J. Ernest, Director                        41,356 (4)         1.50%
   5275 Triangle Pkwy., Suite 150
   Norcross, GA 30092

Don C. Hartsfield, Director                       80,375 (4)         2.91%
   106 Colony Park Drive
   Cumming, GA 30040

Jack S. Murphy, Director                         107,250 (4)         3.89%
   655 Atlanta Rd., Suite 610
   Cumming, GA 30040

Richard H. Peden, Sr., Director                  146,073 (4)         5.29%
   11245 Old Roswell Rd.
   Alpharetta, GA 30004

Charles J. Puckett, Director                     241,050 (4)         8.74%
   P.O. Box 1550
   Carrollton, GA 30112

Gerald O. Reynolds, Director                      42,863 (4)         1.55%
   95 Old Stratton Chase
   Atlanta, GA 30328

Robert S. Wholey, Director                        55,192 (4)         2.00%
   4801 Town Center Drive
   Leawood, KS 66211

Robert E. Skeen III, EVP & Senior Lender          27,320 (5)         0.99%
   555 Ambergate Ct.
   Roswell, GA 30076

Douglas G. Ballard II, SVP                        22,765 (6)         0.83%
   1505 Spring Garden Way
   Canton, GA 30115

Rita B. Gray, SVP - Operations                    27,030 (7)         0.98%
   3652 Avensong Village Circle
   Alpharetta, GA 30004

Lou Dobbs                                           150,681          5.49%
   74 Quarry Road
   Sussex, NJ 74611

All current directors and executive
   officers as a group (14 persons)            1,249,725 (8)        41.54%


(1) The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options.

(2) Includes 6,780 shares held in trust for Mr. Day's children and options to purchase 15,000 shares at $7.33/share.

(3)   Includes options to purchase 42,270 shares at $7.33/share.

(4)   Includes options to purchase 15,000 shares at $7.33/share.

(5)   Includes options to purchase 26,000 shares at $7.33/share.

(6)   Includes options to purchase 22,000 shares at $7.33/share.

(7)   Includes options to purchase 24,000 shares at $7.33/share.

(8) Includes options to purchase 165,000 shares under the Directors Stock Option Plan and 99,270 shares under the 2003 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain of our directors and executive officers, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with Integrity Bank in the ordinary course of business during 2002, and such transactions are expected to continue in the future. All loans and commitments to loan included in these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a nominal risk of collectability or present other unfavorable features. None of the loans outstanding to our directors or officers, members of their families or companies or firms with which they are associated were non-performing as of September 30, 2003. Total loans outstanding to all our directors and executive officers, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $5.4 million on September 30, 2003.

      During 2003 Integrity Bank purchased an office building from James E. Bridges, one of our directors, for $2.6 million. The building is located adjacent to our existing main office and will be used for future expansion. Also during 2003 Integrity Bank paid $819,000 to a company owned by Richard H. Peden, Sr., another of our directors, for construction relating to our Roswell branch, which opened in July 2003. A contract in the amount of $1,021,000 has been entered into with the company owned by Richard H. Peden, Sr. to build the Vinings Financial Center, which is scheduled to be completed in the Spring of 2004. We believe that these transactions were made on substantially the same terms (or more favorable terms for Integrity Bank) as those prevailing at the time for comparable transactions with unrelated third party providers.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as a part of or incorporated by reference in this report:

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

3.1 articles of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on January 25, 2000 - File No. 333-95335)

3.2 bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on January 25, 2000 - File Nos. 333-95335)

4.1 Instruments Defining Rights of Security Holders (See articles of incorporation at Exhibit 3.1 hereto and bylaws at Exhibit 3.2 hereto)

10.1      Employment agreement with Steven M. Skow (incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.2 Employment agreement with Rob Skeen (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.3 Employment agreement with Doug Ballard (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.4 Employment agreement with Rita Gray (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.5 2003 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.6      2003 Directors Stock Option Plan (incorporated by reference to Exhibit
          10.6 to the Registrant's Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

13.1      Integrity Bancshares, Inc. Financial Statements as of December 31,
          2003

21        Subsidiaries of the Registrant

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management contract or compensatory plan or arrangement.


      (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Mauldin & Jenkins, LLC billed the Company $54,598 for 2003 and $16,000 for 2002 for professional services relating to the annual audit and 10-QSB reviews or services that are normally provided by the accountant in connection with statutory and regulatory filings. The Audit Committee of the Board of Directors of the Company has considered whether the providing of the services covered under the captions "Audit-Related Fees," "Tax Fees" and "All Other Fees" is compatible with maintaining the independence of Mauldin & Jenkins, LLC.

AUDIT-RELATED FEES

      Mauldin & Jenkins, LLC billed the Company $0 for 2003 and $0 for 2002 for audit-related fees.

TAX FEES

      Mauldin & Jenkins, LLC billed the Company $5,000 for 2003 and $3,500 for 2002 for professional services relating to tax compliance, tax advice and tax planning.

ALL OTHER FEES

      Mauldin & Jenkins, LLC billed the Company $3,000 for 2003 for Federal Home Loan Bank mortgage collateral verification agreed upon procedures, and $17,750 for 2002 for professional services relating to agreed upon internal audit procedures ($14,000) and EDP review procedures ($3,750).

PREAPPROVAL BY AUDIT COMMITTEE

      Under the Audit Committee's charter, the Audit Committee is required to give advanced approval of any non-audit services to be performed by the Company's auditors, provided that such services are not otherwise prohibited by law.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INTEGRITY BANCSHARES, INC.
                                                    (Registrant)


                                        By:        /s/ Steven M. Skow
                                              ----------------------------------
                                              Steven M. Skow
                                              President and Chief
                                              Executive Officer
                                              Date:  March 29, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ Steven M. Skow                     Date:  March 29, 2004
----------------------------------------
Steven M. Skow, President,
Chief Executive Officer and Director
[Principal Executive Officer]


       /s/ Jeff L. Sanders                    Date:  March 29, 2004
----------------------------------------
Jeff L. Sanders, Senior Vice
President - Finance
[Principal Financial Officer and
Principal Accounting Officer]


       /s/ Clinton M. Day                     Date:  March 29, 2004
----------------------------------------
Clinton M. Day, Director


                                              Date:  March __, 2004
----------------------------------------
Alan K. Arnold, Director


                                              Date:  March __, 2004
----------------------------------------

James E. Bridges, Director


       /s/ Joseph J. Ernest                   Date:  March 29, 2004
----------------------------------------
Joseph J. Ernest, Director


       /s/ Don C. Hartsfield                  Date:  March 29, 2004
----------------------------------------
Don C. Hartsfield, Director


       /s/ Jack S. Murphy                     Date:  March 29, 2004
----------------------------------------
Jack S. Murphy, Director


       /s/ Richard H. Peden, Sr.              Date:  March 29, 2004
----------------------------------------
Richard H. Peden, Sr, Director


       /s/ Charles J. Puckett                 Date:  March 29, 2004
----------------------------------------
Charles J. Puckett, Director


       /s/ Gerald O. Reynolds                 Date:  March 29, 2004
----------------------------------------
Gerald O. Reynolds, Director