Form 10QSB
period 2004-03-31
INTEGRITY BANCSHARES INC
filed 2004-05-12
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _____________to________________

Commission File Number: 333-95335

Integrity Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2508612

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11140 State Bridge Road, Alpharetta, Georgia 30022

(Address of principal executive offices)

(770) 777-0324

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2004: 3,246,697; no par value.

Transitional Small Business Disclosure Format Yes [  ] No [X]

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

i

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(Unaudited)

Assets
Cash and due from banks	$2,383,440
Interest-bearing deposits in banks	255,653
Federal funds sold	16,444,000
Securities available-for-sale, at fair value	26,643,468
Restricted equity securities, at cost	500,000
Loans	245,882,489
Less allowance for loan losses	3,713,790

Loans, net	242,168,699

Premises and equipment	10,429,624
Other assets	3,093,461

Total assets	$301,918,345

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,474,437
Interest-bearing	244,246,022

Total deposits	253,720,459
Other borrowings	16,186,000
Other liabilities	7,484,121

Total liabilities	277,390,580

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized; 3,015,173 shares issued and outstanding	22,746,330
Retained earnings	1,695,718
Accumulated other comprehensive income	85,717

Total stockholders’ equity	24,527,765

Total liabilities and stockholders’ equity	$301,918,345

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans	$4,231,246	$2,636,957
Taxable securities	316,071	160,431
Deposits in banks	378	2,238
Federal funds sold	8,719	23,091

Total interest income	4,556,414	2,822,717

Interest expense
Deposits	1,367,250	1,007,641
Federal funds purchased, securities sold under repurchase agreements and other borrowings	104,681	27,888

Total interest expense	1,471,931	1,035,529

Net interest income	3,084,483	1,787,188
Provision for loan losses	140,806	332,621

Net interest income after provision for loan losses	2,943,677	1,454,567

Other income
Service charges on deposit accounts	12,990	21,386
Other operating income	49,365	6,314

Total other income	62,355	27,700

Other expenses
Salaries and employee benefits	890,155	480,245
Occupancy and equipment expenses	177,964	84,811
Other operating expenses	480,515	252,298

Total other expenses	1,548,634	817,354

Net income before income taxes	1,457,398	664,913

Income tax expense	570,700	—

Net income	886,698	664,913

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period	22,771	(139,683)

Comprehensive income	$909,469	$525,230

Basic earnings per share	$0.32	$0.31

Diluted earnings per share	$0.30	$0.31

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$886,698	$664,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	91,337	53,259
Provision for loan losses	140,806	332,621
Stock Compensation	77,310	—
Increase in interest receivable	(141,751)	(168,382)
Increase in interest payable	111,514	173,276
Gain on sale of other real estate	(2,528)	—
Net other operating activities	(1,168,790)	(101,767)

Net cash provided by (used in) operating activities	(5,404)	953,920

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(141,699)	(86,653)
Purchases of securities available-for-sale	(1,989,688)	(15,108,595)
Proceeds from maturities of securities available-for-sale	2,589,695	3,763,828
Redemption of restricted equity securities	150,000	—
Net increase in federal funds sold	(14,005,000)	—
Net increase in loans	(6,963,501)	(33,283,355)
Loan proceeds payable to particpants	6,171,609	—
Proceeds from sale of other real estate	206,380	—
Purchase of premises and equipment	(913,560)	(755,461)

Net cash used in investing activities	(14,895,764)	(45,470,236)

FINANCING ACTIVITIES
Net increase in deposits	21,942,737	46,333,811
Net decrease in federal funds purchased	(10,000,000)	(3,067,000)
Net proceeds from sale of common stock	3,648,716	2,669,502

Net cash provided by financing activities	15,591,453	45,936,313

Net increase in cash and due from banks	690,285	1,419,997
Cash and due from banks, beginning of period	1,693,155	1,242,074

Cash and due from banks, end of period	$2,383,440	$2,662,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$1,360,417	$862,253
Income taxes	$1,616,688	$6,983

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information for Integrity Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $48,126 and $0 for the three months ended March 31, 2004 and 2003, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$886,698	$664,913
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	23,225	71,351

Pro forma net income	$863,473	$593,562

Earnings per share:
Basic - as reported	$.32	$.31

Basic – pro forma	$.31	$.28

Diluted - as reported	$.30	$.31

Diluted - pro forma	$.29	$.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	2,763,229	2,153,374

Net income	$886,698	$664,913

Basic earnings per share	$0.32	$0.31

Diluted Earnings Per Share:
Weighted average common shares outstanding	2,763,229	2,153,374
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	216,106	0

Total weighted average common shares and common stock equivalents outstanding	2,979,335	2,153,374

Net income	$886,698	$664,913

Diluted earnings per share	$0.30	$0.31

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provides for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation was required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The Company has determined that the revised provisions required deconsolidation of subsidiary trusts which issued trust preferred securities. The Company adopted these revised provisions in the first quarter of 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	CAPITAL SECRURITIES OF SUBSIDIARY TRUST

In December of 2003, the Company formed Integrity Statutory Trust I (the “Trust”), a statutory business trust. The Company purchased all the common securities of the Trust for $186,000. The Trust sold 6,000 floating rate capital securities, having a liquidation value of $1,000 per security, for $6 million. The sole assets of the Trust are the Company’s subordinated debentures totaling $6,186,000 which are due December 17, 2033. The distributions payable on the floating rate capital securities are based on LIBOR plus 2.85%. Cash distributions on the securities are made to the extent interest on the debentures is received by the Trust. The securities are redeemable in whole at any time on or after December 17, 2008, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules. The Company fully guarantees the obligations of the Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the “Company”) and its bank subsidiary, Integrity Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.

Forward Looking Statements

     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2003. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

     The Company believes the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.

     Allowance for loan losses. A provision for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

     Investment securities. Investment securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading or held-to-maturity securities as of March 31, 2004 or 2003.

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

     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If the Company determines that the value of any investment is other than temporarily impaired, it records a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no impairment for securities recorded in the quarters ended March 31, 2004 and 2003.

Liquidity and Capital Resources

     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities, As of March 31, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

     At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement
Leverage capital ratios	10.49%	10.21%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.59	10.23	6.00
Total capital	11.84	11.48	10.00

     These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offerings will assist in keeping these ratios at satisfactory levels.

     As of March 31, 2004, we were in the process of selling 1,500,000 shares of common stock at a price of $13.50 per share. Proceeds totaling $3,658,716 representing the sale of 271,016 shares had been received as of March 31, 2004. These proceeds are included in the capital section of the balance sheet in common stock, net of $10,000 prorated offering expenses. The proceeds will be used primarily to maintain adequate capital ratios and to fund future growth.

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2004
(Dollars in Thousands)
Commitments to extend credit	$85,113
Letters of credit	1,533

$86,646

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

Financial Condition

     The following is a summary of our balance sheets for the periods indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$2,383	$1,693
Interest-bearing deposits in banks	256	114
Federal funds sold	16,444	2,439
Securities	26,643	27,202
Restricted equity securities	500	650
Loans, net	242,169	235,346
Premises and equipment	10,430	9,600
Other assets	3,093	2,704

	$301,918	$279,748

Deposits	$253,720	$231,778
Federal funds purchased	—	10,000
Other borrowings	16,186	16,000
Other liabilities	7,484	2,078
Stockholders’ equity	24,528	19,892

	$301,918	$279,748

     Our total assets grew by 7.9% for the first quarter of 2004. Deposit growth of $21.9 million was used primarily to pay off federal funds purchased and invested in loans and federal funds sold. Other liabilities increased $5.4 million due to an $11.5 million payoff of a participated loan on March 31, 2004. This amount paid off our balance of $5.3 million. The remaining $6.2 million was sent to the participating banks on April 1, 2004. The $6.2 million is included in other liabilities and federal funds sold as of March 31, 2004. Our ratio of loans to deposits and other borrowings decreased to 91.1% at March 31, 2004 from 96.4% at December 31, 2003, although loan demand in our primary market area of Northern Fulton County, Georgia continues to be strong. Our total equity increased by $4.6 million, consisting of $3.6 million in stock sale proceeds, year-to-date net income of $886,000, paid-in capital from stock option expense of $77,000, and an increase in gains on securities available-for-sale, net of tax, of $23,000.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$4,556	$2,823
Interest expense	1,472	1,036

Net interest income	3,084	1,787
Provision for loan losses	141	333
Other income	62	28
Other expense	1,548	817

Pretax income	1,457	665
Income taxes	570	—

Net income	$887	$665

     Our net interest income has increased by $1.3 million during the first quarter of 2004 as compared to the same period in 2003. Our net interest margin increased to 4.45% during the first quarter of 2004 as compared to 4.36% during the first quarter of 2003 and to 4.37% for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Yields earned on loans decreased to 6.89% in the first quarter of 2004 as compared to 7.47% in the first quarter of 2003. The cost of funds also decreased, as deposits have been re-priced as they matured. Our cost of funds including non-interest bearing deposits, decreased to 2.22% in the first quarter of 2004 as compared to 2.38% in the first quarter of 2003.

     The provision for loan losses decreased by $192,000 in the first quarter of 2004 compared to the same period in 2003. This decrease is due primarily to the loan portfolio growing $33.3 million in the first quarter of 2003 vs. $7.0 million in the first quarter of 2004. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

     There were $2.9 million in nonaccrual loans at March 31, 2004, consisting of a $2.3 million commercial loan in which the borrower has filed for bankruptcy, and another commercial loan for $550,000. The bank is taking all commercially reasonable steps to minimize losses on these loans. However, the $550,000 loan was charged-off in April, resulting in an additional $275,000 charge to the provision for loan losses. Based on our most current information, we believe the amount of $1.2 million included in the allowance for loan losses related to the $2.3 million loan is adequate to provide for potential losses for that credit. There was one loan past due ninety days or more and still accruing interest at March 31, 2004. This loan was foreclosed in May, 2004. Management does not expect to incur any loss on the disposition of the real estate collateral obtained in the foreclosure. Potential problem loans consist of 20 various credits which are currently less than 90 days past due and are accruing interest, but have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $3.7 million in the allowance for loan losses at March 31, 2004, or 1.51% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2004 and 2003 is as follows:

	March 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$2,869	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,205	0
Restructured loans	0	0
Potential problem loans	2,179	1,087
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	124	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.

     Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$245,527	$141,033

Balance of allowance for loan losses at beginning of period	$3,573	$1,105

Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	(20)

	0	(20)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net (charge-offs)/recoveries	0	(20)

Additions to allowance charged to operating expense during period	141	333

Balance of allowance for loan losses at end of period	$3,714	$1,418

Ratio of net loans charged off during the period to average loans outstanding	0.00%	0.01%

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program.

     Other income has increased in the first quarter of 2004 as compared to the same period in 2003 by $34,000 due to an increase in rental income from our administrative building.

     Other expenses increased in the first quarter of 2004 as compared to the same period in 2003 by $731,000 due to increased salaries and employee benefits of $410,000, increased equipment and occupancy expenses of $93,000, and increased other operating expenses of $228,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 36 at March 31, 2004 from 16 at March 31, 2003, compensation expense recognized for variable stock options in the amount of $77,000, and to annual salary increases. The increase in the number of employees is due to our overall growth. The increase in equipment and occupancy expense is due to our overall growth and additional expenses related to our Roswell financial center which opened in July, 2003 and the purchase of the administrative building in June, 2003. The increase in other operating expense is due primarily to growth, with the largest increases in the categories of director fees of $81,000, loan expenses of $62,000, donations/tithing of $49,000, and miscellaneous other expenses of $44,000.

     The Company has recorded income tax expense of $570,000 in the first quarter of 2004 as compared to $0 in the first quarter of 2003. The rate of tax as a percentage of pretax income was 39% for 2004. No taxes were recorded in 2003 due to net operating loss carryforwards.

     The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     There has been no change to the rights of the holders of the Company’s common stock. The Company did not repurchase any equity securities during the first quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the first quarter of 2004.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: May 12, 2004	BY:	/s/ Steven M. Skow

Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: May 12, 2004	BY:	/s/ Jeff L. Sanders

Jeff L. Sanders, Senior VP - Finance
(Principal Financial and Accounting Officer)