Form 10QSB
period 2004-06-30
INTEGRITY BANCSHARES INC
filed 2004-08-13
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2004: 4,172,880; no par value.

Transitional Small Business Disclosure Format Yes [  ] No [X]

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

Assets
Cash and due from banks	$5,715,953
Interest-bearing deposits in banks	137,839
Securities available-for-sale, at fair value	38,505,493
Restricted equity securities, at cost	1,725,000
Loans	290,879,081
Less allowance for loan losses	3,735,432

Loans, net	287,143,649

Premises and equipment	11,445,099
Other assets	5,920,001

Total assets	$350,593,034

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,270,399
Interest-bearing	262,226,327

Total deposits	271,496,726

Federal funds purchased	5,774,000
Other borrowings	40,686,000
Other liabilities	829,819

Total liabilities	318,786,545

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized; 3,544,163 shares issued and outstanding	29,838,695
Retained earnings	2,559,861
Accumulated other comprehensive loss	(592,067)

Total stockholders’ equity	31,806,489

Total liabilities and stockholders’ equity	$350,593,034

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans	$4,687,310	$3,046,371	$8,918,556	$5,683,328
Taxable securities	359,555	229,296	675,626	389,727
Deposits in banks	443	1,647	821	3,885
Federal funds sold	5,398	8,904	14,117	31,995

Total interest income	5,052,706	3,286,218	9,609,120	6,108,935

Interest expense
Deposits	1,414,269	1,169,320	2,781,519	2,176,961
Federal funds purchased, securities sold under repurchase agreements and other borrowings	147,834	26,957	252,515	54,845

Total interest expense	1,562,103	1,196,277	3,034,034	2,231,806

Net interest income	3,490,603	2,089,941	6,575,086	3,877,129
Provision for loan losses	571,642	350,185	712,448	682,806

Net interest income after provision for loan losses	2,918,961	1,739,756	5,862,638	3,194,323

Other income
Service charges on deposit accounts	15,851	23,009	28,841	44,395
Other operating income	61,520	8,072	110,885	14,386

Total other income	77,371	31,081	139,726	58,781

Other expenses
Salaries and employee benefits	871,788	555,816	1,761,943	1,036,061
Occupancy and equipment expenses	202,562	105,937	380,526	190,748
Other operating expenses	601,141	317,432	1,081,656	569,730

Total other expenses	1,675,491	979,185	3,224,125	1,796,539

Net income before income taxes	1,320,841	791,652	2,778,239	1,456,565
Income tax expense	456,700	203,517	1,027,400	203,517

Net income	864,141	588,135	1,750,839	1,253,048

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(677,784)	15,371	(655,013)	(124,312)

Comprehensive income	$186,357	$603,506	$1,095,826	$1,128,736

Basic earnings per share	$0.26	$0.22	$0.58	$0.53

Diluted earnings per share	$0.25	$0.22	$0.54	$0.53

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$1,750,839	$1,253,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,129	122,091
Provision for loan losses	712,448	682,806
Stock compensation	77,310	—
Increase in interest receivable	(242,222)	(295,950)
Increase in interest payable	167,917	354,371
Gain on sale of other real estate	(16,756)	—
Net other operating activities	(1,742,970)	167,860

Net cash provided by operating activities	893,695	2,284,226

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(23,885)	(223,176)
Purchases of securities available-for-sale	(19,286,294)	(19,150,470)
Proceeds from maturities of securities available-for-sale	6,941,710	6,649,728
Purchase of restricted equity securities	(1,075,000)	—
Net (increase) decrease in federal funds sold	2,439,000	(8,059,000)
Net increase in loans	(54,789,692)	(52,839,377)
Proceeds from sale of other real estate	206,380	—
Purchase of premises and equipment	(2,017,203)	(3,933,895)

Net cash used in investing activities	(67,604,984)	(77,556,190)

FINANCING ACTIVITIES
Net increase in deposits	39,719,004	76,316,025
Net decrease in federal funds purchased	(4,226,000)	(3,115,000)
Net proceeds from other borrowings	24,500,000	—
Net proceeds from sale of common stock	10,741,083	4,556,542

Net cash provided by financing activities	70,734,087	77,757,567

Net increase in cash and due from banks	4,022,798	2,485,603
Cash and due from banks, beginning of period	1,693,155	1,242,074

Cash and due from banks, end of period	$5,715,953	$3,727,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$2,866,117	$1,877,435
Income taxes	$2,754,888	$10,483

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $77,311 and $0 for the six months ended June 30, 2004 and 2003, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$864,141	$588,135
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	10,781	16,773

Pro forma net income	$853,360	$571,362

Earnings per share:
Basic - as reported	$.26	$.22

Basic – pro forma	$.26	$.22

Diluted - as reported	$.25	$.22

Diluted - pro forma	$.24	$.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. STOCK COMPENSATION PLANS (Continued)

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$1,750,839	$1,253,048
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	34,006	328,267

Pro forma net income	$1,716,833	$924,781

Earnings per share:
Basic - as reported	$0.58	$0.53

Basic – pro forma	$0.57	$0.39

Diluted - as reported	$0.54	$0.53

Diluted - pro forma	$0.53	$0.39

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	3,299,955	2,621,486

Net income	$864,141	$588,135

Basic earnings per share	$0.26	$0.22

Diluted Earnings Per Share:
Weighted average common shares outstanding	3,299,955	2,621,486
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	200,662	0

Total weighted average common shares and common stock equivalents outstanding	3,500,617	2,621,486

Net income	$864,141	$588,135

Diluted earnings per share	$0.25	$0.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	3,031,592	2,388,728

Net income	$1,750,839	$1,253,048

Basic earnings per share	$0.58	$0.53

Diluted Earnings Per Share:
Weighted average common shares outstanding	3,031,592	2,388,728
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	200,326	0

Total weighted average common shares and common stock equivalents outstanding	3,231,918	2,388,728

Net income	$1,750,839	$1,253,048

Diluted earnings per share	$0.54	$0.53

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which issued trust preferred securities. The Company adopted these revised provisions in the first quarter of 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

NOTE 5. CAPITAL SECURITIES OF SUBSIDIARY TRUST

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the “Company”) and its bank subsidiary, Integrity Bank (the “Bank”), during the periods included in the accompanying consolidated financial statements.

Special Cautionary Notice Regarding Forward Looking Statements

     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrity Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

     Investment securities. Investment securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading or held-to-maturity securities as of June 30, 2004 or 2003.

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

     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If the Company determines that the value of any investment is other than temporarily impaired, it records a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no impairment for securities recorded in the quarters ended June 30, 2004 and 2003.

Liquidity and Capital Resources

     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities, As of June 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

     At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	11.98%	11.58%	5.00%
Risk-based capital ratios:
Tier 1 capital	11.41	11.01	6.00
Total capital	12.52	12.13	10.00

     The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status. As a condition for approval to issue $6.0 million of trust preferred securities last December, the Federal Reserve Bank of Atlanta has required that we maintain a well-capitalized status (bank and consolidated) until November 1, 2005.

     These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings and proceeds from our stock offerings will assist in keeping these ratios at satisfactory levels.

     As of June 30, 2004, we were in the process of selling 1,500,000 shares of common stock at a price of $13.50 per share. Proceeds totaling $10,800,081 representing the sale of 800,006 shares had been received as of June 30, 2004. These proceeds are included in the capital section of the balance sheet in common stock, net of $59,000 prorated offering expenses. The stock sale was completed in August, 2004. The proceeds will be used primarily to maintain adequate capital ratios and to fund future growth.

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2004
(Dollars in Thousands)
Commitments to extend credit	$84,693
Letters of credit	661

$85,354

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$5,716	$1,693
Interest-bearing deposits in banks	138	114
Federal funds sold	—	2,439
Securities	38,505	27,202
Restricted equity securities	1,725	650
Loans, net	287,144	235,346
Premises and equipment	11,445	9,600
Other assets	5,920	2,704

	$350,593	$279,748

Deposits	$271,497	$231,778
Federal funds purchased	5,774	10,000
Other borrowings	40,686	16,000
Other liabilities	830	2,078
Stockholders’ equity	31,806	19,892

	$350,593	$279,748

     Our total assets grew by 25.3% the first six months of 2004. Deposit growth of $39.7 million and additional Federal Home Loan Bank borrowings of $24.7 million were used primarily to fund loan growth and purchase investment securities. Cash and due from banks increased $4.0 million due to the cash requirements of a new branch, and an influx of cash from deposits at the end of the period. Premises and equipment increased $1.8 million, primarily due to the construction of a branch building in the Vinings area of Smyrna, Georgia. Construction was completed in June by a company owned by a director, with payments of $1.1 million made to the director’s company. Payments of $150,000 were made to the same company to partially complete the inside of an administrative building the bank owns. Other assets increased $3.2 million primarily due to an increase in other real estate of $1.0 million, a receivable for the sale of other real estate of $1.1 million (the transaction resulting in the receivable was completed in June, and the proceeds were received in July), an increase in deferred income taxes on unrealized gains/losses on available for sale securities of $0.3 million, and other miscellaneous items of $0.7 million. Other liabilities decreased $1.2 million due to the payment of the December 31, 2003 income tax liability. Our ratio of loans to deposits and other borrowings decreased to 93.2% at June 30, 2004 from 96.4% at December 31, 2003, although loan demand in our primary market area of Northern Fulton and Cobb County, Georgia continues to be strong. Our total equity increased by $11.9 million, consisting of $10.8 million in stock sale proceeds, year-to-date net income of $1,751,000, paid-in capital from stock option expense of $77,000, and an increase in unrealized losses on securities available-for-sale, net of tax, of $655,000.

Results of Operations for the Three Months Ended June 30, 2004 and 2003 and for the Six Months Ended June 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$5,053	$3,286
Interest expense	1,562	1,196

Net interest income	3,491	2,090
Provision for loan losses	572	350
Other income	77	31
Other expense	1,675	979

Pretax income	1,321	792
Income taxes	457	204

Net income	$864	$588

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$9,609	$6,109
Interest expense	3,034	2,232

Net interest income	6,575	3,877
Provision for loan losses	712	683
Other income	139	59
Other expense	3,224	1,796

Pretax income	2,778	1,457
Income taxes	1,027	204

Net income	$1,751	$1,253

     Our net interest income has increased by $1.4 million and $2.7 million for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.51% during the first six months of 2004 as compared to 4.31% for the first six months of 2003. The increases in net interest income and net interest margin are due primarily to an increase in the average balance of securities and loans outstanding, and to a decrease in the overall cost of funds.

     The provision for loan losses increased by $222,000 and $29,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. We incurred net charge-offs of $550,000 in the first six months of 2004, compared to $20,000 in the first six months of 2003. The allowance for loan losses as percentage of total loans was 1.28% as of June 30, 2004 compared to 1.50% at December 31, 2003. The percentage decrease is primarily due to the current period charge-off and the transfer of several problem loans to other real estate. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

     There were $2.3 million in nonaccrual loans at June 30, 2004, consisting of one commercial loan in which the borrower has filed for bankruptcy. The bank is taking all commercially reasonable steps to minimize losses on these loans. Based on our most current information, we believe the amount of $1.2 million included in the allowance for loan losses related to the loan is adequate to provide for potential losses for that credit. A residential real estate loan to the same borrower was foreclosed on in May, 2004. Management does not expect to incur any loss on the disposition of the real estate collateral obtained in the foreclosure. Potential problem loans consist of 11 various credits which are currently less than 90 days past due and are accruing interest, but have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $3.7 million in the allowance for loan losses at June 30, 2004, or 1.28% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due and restructured loans at June 30, 2004 and 2003 is as follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$2,319	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	550
Restructured loans	0	0
Potential problem loans	1,641	1,461
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	100	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

     The majority of the Bank’s loans are collateralized by real estate. Management believes that there is sufficient diversity in borrowers, location, and types of real estate to minimize any adverse effects of a deterioration of market conditions.

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

     Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$258,011	$156,325

Balance of allowance for loan losses at beginning of period	$3,573	$1,105

Loans charged off
Commercial and financial	$0	$0
Real estate mortgage	(550)	0
Installment	0	(20)

	(550)	(20)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net (charge-offs)/recoveries	(550)	(20)

Additions to allowance charged to operating expense during period	712	683

Balance of allowance for loan losses at end of period	$3,735	$1,768

Ratio of net loans charged off during the period to average loans outstanding	0.21%	0.01%

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

     Other income has increased by $46,000 and $80,000 during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The increases are due primarily to increased rental income on an administrative building of $28,000 and $62,000, respectively.

     Other expenses increased by $696,000 and $1,428,000 during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The increases are due to increased salaries and employee benefits of $316,000 and $726,000, respectively, increased occupancy and equipment expenses of $97,000 and $190,000, respectively, and increased other operating expenses of $284,000 and $512,000, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 41 at June 30, 2004 from 28 at June 30, 2003 and to other annual salary increases. The increase in the number of employees is due to the opening of a full service branch in Roswell, Georgia in July, 2003, and the opening of another full service branch in the Vinings area of Smyrna, Georgia in June, 2004. Additional administrative staff has also been added as the company has grown. Occupancy and equipment expenses have increased as a result of the new branches and the purchase of the administrative building in June, 2003. Other operating expenses have increased primarily in general and administrative expenses due to the growth of the Bank.

     The provision for income taxes was $1,027,400 for the first six months of 2004 (effective tax rate of 37%) as compared to $203,500 (effective tax rate of 14%) for the first six months of 2003. The amount and effective tax rate recorded in 2003 is substantially lower than in 2004 due to the use of available net operating loss carryovers.

     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first two quarters of 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES.

     There has been no change to the rights of the holders of the Company’s common stock. The Company did not repurchase any equity securities during the first two quarters of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders was held on May 20, 2004.

(b)	See (c) below for the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

(c)	The following matter was voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (2,164,153 or 68.1% of the total outstanding shares on the record date) voted as follows:

1.	Proposal to elect 3 Class II directors to serve for a three year term.

Director	For	Against	Abstain
Don C. Hartsfield	2,164,153	0	0
Jack S. Murphy	2,164,153	0	0
Richard H. Peden, Sr.	2,164,153	0	0

     The other directors whose term of office continued after the meeting are Alan K. Arnold, James E. Bridges, Clinton M. Day, Joseph J. Ernest, Charles J. Puckett, Gerald O. Reynolds, Steven M. Skow, and Robert S. Wholey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the registrant on January 25, 2000 – File No. 333-95335).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the registrant on January 25, 2000 – File No. 333-95335).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The company filed one Form 8-K during the second quarter of 2004. It was filed on April 20, 2004 and attached a press release announcing the results of the first quarter.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: August 12, 2004	BY:	/s/ Steven M. Skow
Steven M.Skow, President and C.E.O.
(Principal Executive Officer)

DATE: August 12, 2004	BY:	/s/ Jeff L. Sanders
Jeff L. Sanders, Senior VP - Finance
(Principal Financial and Accounting Officer)