Form 10QSB
period 2004-09-30
INTEGRITY BANCSHARES INC
filed 2004-11-15
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2004: 4,257,092; no par value.

Transitional Small Business Disclosure Format            Yes [  ]  No  [X]

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheet — September 30, 2004	3
	Consolidated Statements of Income and Comprehensive Income — Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3. Controls and Procedures	19
PART II.	OTHER INFORMATION
	Item 1 – Legal Proceedings	20
	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3 – Defaults Upon Senior Securities	20
	Item 4 — Submission of Matters to a Vote of Security Holders	20
	Item 6 — Exhibits and Reports on Form 8-K	20
	Signatures	21
EX-10.1 AMENDMENT TO STOCK OPTION PLAN
EX-31.1 SECTION 302 CERTIFICAITON OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004
(Unaudited)

Assets
Cash and due from banks	$3,885,610
Interest-bearing deposits in banks	211,584
Securities available-for-sale, at fair value	40,772,535
Restricted equity securities, at cost	1,750,000
Loans	350,271,467
Less allowance for loan losses	5,356,352

Loans, net	344,915,115

Premises and equipment	8,609,236
Other assets	3,393,643

Total assets	$403,537,723

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,517,728
Interest-bearing	306,202,289

Total deposits	316,720,017

Federal funds purchased	185,000
Other borrowings	41,186,000
Other liabilities	3,129,756

Total liabilities	361,220,773

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized; 4,257,092 shares issued and outstanding	39,557,302
Retained earnings	2,816,191
Accumulated other comprehensive loss	(56,543)

Total stockholders’ equity	42,316,950

Total liabilities and stockholders’ equity	$403,537,723

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans	$5,554,414	$3,517,908	$14,472,970	$9,201,236
Taxable securities	434,111	197,428	1,109,737	587,155
Deposits in banks	1,473	5,571	2,294	9,456
Federal funds sold	6,236	10,595	20,353	42,590

Total interest income	5,996,234	3,731,502	15,605,354	9,840,437

Interest expense
Deposits	1,810,620	1,300,228	4,592,139	3,477,189
Federal funds purchased, securities sold under repurchase agreements and other borrowings	162,663	22,721	415,178	77,566

Total interest expense	1,973,283	1,322,949	5,007,317	3,554,755

Net interest income	4,022,951	2,408,553	10,598,037	6,285,682
Provision for loan losses	1,608,801	219,334	2,321,249	902,140

Net interest income after provision for loan losses	2,414,150	2,189,219	8,276,788	5,383,542

Other income
Service charges on deposit accounts	14,746	20,040	43,587	64,435
Other operating income	259,446	13,579	370,331	27,965

Total other income	274,192	33,619	413,918	92,400

Other expenses
Salaries and employee benefits	1,270,995	678,047	3,032,938	1,714,108
Occupancy and equipment expenses	315,870	134,467	696,396	325,215
Other operating expenses	693,459	454,868	1,775,115	1,024,598

Total other expenses	2,280,324	1,267,382	5,504,449	3,063,921

Net income before income taxes	408,018	955,456	3,186,257	2,412,021
Income tax expense	151,686	360,883	1,179,086	564,400

Net income	256,332	594,573	2,007,171	1,847,621

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period	535,524	(276,798)	(119,489)	(401,110)

Comprehensive income	$791,856	$317,775	$1,887,682	$1,446,511

Basic earnings per share	$0.06	$0.22	$0.59	$0.73

Diluted earnings per share	$0.06	$0.21	$0.56	$0.73

Cash dividends per share	$—	$-	$—	$—

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$2,007,171	$1,847,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	310,201	213,133
Provision for loan losses	2,321,249	902,140
Stock compensation	227,389	—
Increase in interest receivable	(330,102)	(361,874)
Increase in interest payable	489,203	480,061
Gain on sale of other real estate	(177,495)	—
Gain on sale of premises and equipment	(40,490)	—
Net other operating activities	(2,027,577)	437,355

Net cash provided by operating activities	2,779,549	3,518,436

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(97,630)	308,935
Purchases of securities available-for-sale	(24,258,482)	(29,780,469)
Proceeds from maturities of securities available-for-sale	10,497,180	15,252,171
Purchases of restricted equity securities	(1,100,000)	—
Net (increase) decrease in federal funds sold	2,439,000	(11,927,000)
Net increase in loans	(114,169,959)	(79,913,850)
Proceeds from sale of other real estate	2,693,669	—
Proceeds from sale of premises and equipment	5,000,000	—
Purchase of premises and equipment	(2,213,776)	(5,518,612)

Net cash used in investing activities	(121,209,998)	(111,578,825)

FINANCING ACTIVITIES
Net increase in deposits	84,942,295	104,645,739
Net decrease in federal funds purchased	(9,815,000)	(3,115,000)
Net proceeds from other borrowings	25,186,000	4,000,000
Net proceeds from sale of common stock	20,309,609	4,563,538
Net purchase sale of treasury stock	—	(168,972)

Net cash provided by financing activities	120,622,904	109,925,305

Net increase in cash and due from banks	2,192,455	1,864,916
Cash and due from banks, beginning of period	1,693,155	1,242,074

Cash and due from banks, end of period	$3,885,610	$3,106,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$4,518,114	$3,074,694
Income taxes	$3,320,488	$12,233

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $227,389 and $0 for the nine months ended September 30, 2004 and 2003, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$256,332	$594,573
Deduct: Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	41,421	0

Pro forma net income	$297,753	$594,573

Earnings per share:
Basic — as reported	$.06	$.22

Basic — pro forma	$.07	$.22

Diluted — as reported	$.06	$.21

Diluted — pro forma	$.07	$.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	STOCK COMPENSATION PLANS (Continued)

	Nine Months Ended
	September 30,
	2004	2003
Net income, as reported	$2,007,171	$1,847,621
Deduct: Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	7,415	(328,267)

Pro forma net income	$2,014,586	$1,519,354

Earnings per share:
Basic — as reported	$0.59	$0.73

Basic — pro forma	$0.60	$0.61

Diluted — as reported	$0.56	$0.73

Diluted — pro forma	$0.56	$0.60

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	4,080,543	2,762,530

Net income	$256,332	$594,573

Basic earnings per share	$0.06	$0.22

Diluted Earnings Per Share:
Weighted average common shares outstanding	4,080,543	2,762,530
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	212,650	17,882

Total weighted average common shares and common stock equivalents outstanding	4,293,193	2,780,412

Net income	$256,332	$594,573

Diluted earnings per share	$0.06	$0.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Nine Months Ended
	September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	3,383,795	2,514,698

Net income	$2,007,171	$1,847,621

Basic earnings per share	$0.59	$0.73

Diluted Earnings Per Share:
Weighted average common shares outstanding	3,383,795	2,514,698
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	215,453	9,139

Total weighted average common shares and common stock equivalents outstanding	3,599,248	2,523,837

Net income	$2,007,171	$1,847,621

Diluted earnings per share	$0.56	$0.73

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Special Cautionary Notice Regarding Forward Looking Statements

     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrity Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2003. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

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

     Investment securities. Investment securities are classified into three categories. Debt securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported as fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities and equity securities not classified as trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We did not have any securities classified as trading or held-to-maturity securities as of September 30, 2004 or 2003.

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

     Management conducts regular reviews to assess whether the values of our investments are impaired and if any impairment is other than temporary. If the Company determines that the value of any investment is other than temporarily impaired, it records a charge against earnings in the amount of the impairment. The determination of whether other than temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. There was no impairment for securities recorded in the quarters ended September 30, 2004 and 2003.

Liquidity and Capital Resources

     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

     At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	13.11%	12.75%	5.00%
Risk-based capital ratios:
Tier 1 capital	12.61	12.25	6.00
Total capital	13.86	13.51	10.00

     The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status. As a condition for approval to issue $6.0 million of trust preferred securities last December, the Federal Reserve Bank of Atlanta required that we maintain a well-capitalized status (bank and consolidated) until November 1, 2005.

     These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements. Future earnings should assist in keeping these ratios at satisfactory levels.

     As of September 30, 2004, our public stock offering of 1,500,000 shares of common stock at a price of $13.50 per share was completed. Proceeds totaling $20,424,622 from the sale of 1,512,935 shares were received. These proceeds are included in the capital section of the balance sheet in common stock, net of $115,000 offering expenses. The proceeds will be used primarily to maintain adequate capital ratios and to fund future growth.

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2004
(Dollars in Thousands)
Commitments to extend credit	$79,344
Letters of credit	820

$80,164

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

Financial Condition

     Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$3,886	$1,693
Interest-bearing deposits in banks	212	114
Federal funds sold	—	2,439
Securities	40,772	27,202
Restricted equity securities	1,750	650
Loans, net	344,915	235,346
Premises and equipment	8,609	9,600
Other assets	3,394	2,704

	$403,538	$279,748

Deposits	$316,720	$231,778
Federal funds purchased	185	10,000
Other borrowings	41,186	16,000
Other liabilities	3,130	2,078
Stockholders’ equity	42,317	19,892

	$403,538	$279,748

     Our total assets grew by 44.3% the first nine months of 2004. Deposit growth of $84.9 million, additional Federal Home Loan Bank borrowings of $25 million, and net proceeds of $20.3 million from the stock offering were used primarily to fund loan growth and purchase investment securities. Cash and due from banks increased $2.3 million due to the cash requirements of a new branch and a decrease in federal funds sold. Restricted equity securities have increased $1.1 million. These securities are stock in the Federal Home Loan Bank (FHLB) of Atlanta, and the amount fluctuates based on the level of borrowings the bank has with the FHLB.

     Premises and equipment decreased $1.0 million. A new branch building was constructed in the Vinings area of Smyrna, Georgia, at a cost of $1.6 million (excluding land costs of $1.2 million that were included in the December 31, 2003 premises and equipment total). Construction was completed in June by a company owned by a director, with payments of $1.1 million made to the director’s company. In August, we sold an administrative building with a book value of $2.9 million for $5.0 million cash in a sale-leaseback transaction. A five year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and will be recognized over the life of the lease. The net effect of the addition of the new branch and the sale of the administrative building was a decrease in premises and equipment of $1.0 million, as noted above.

     The Bank had obtained regulatory approval for the construction of a branch in Forsyth County, which was expected to open in 2005. After reviewing the final site plans for the proposed location, the Board of Directors decided in October, 2004 to withdraw from pursuing the project. The site had not been purchased by the Bank, and no staff had been hired prior to withdrawal. However, approximately $30,000 of earnest money and legal fees were forfeited by the bank and will be charged to earnings in the fourth quarter of 2004. On October 11, 2004, the bank entered into a lease for office space in Lawrenceville (Gwinnett County), Georgia for the purpose of opening a loan production office (LPO). The LPO opened in November, 2004.

     Other assets increased $0.7 million, primarily due to increased accrued interest on loans and investments. Other liabilities increased $1.1 million due primarily to the $2.1 million deferred gain on sale of the administrative building discussed above, an increase in interest payable of $0.5 million, a decrease in income taxes payable of $1.9 million, and increases in other miscellaneous liabilities of $0.4 million. Our ratio of gross loans to deposits and other borrowings increased to 97.9% at September 30, 2004 from 96.4% at December 31, 2003. Our total equity increased by $22.4 million, consisting of $20.3 million in stock sale proceeds, year-to-date net income of $2.0 million, paid-in capital from stock option expense of $227,000, and an increase in unrealized losses on securities available-for-sale, net of tax, of $119,000.

Results of Operations for the Three Months Ended September 30, 2004 and 2003 and for the Nine Months Ended September 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$5,996	$3,732
Interest expense	1,973	1,323

Net interest income	4,023	2,409
Provision for loan losses	1,609	219
Other income	274	33
Other expense	2,280	1,267

Pretax income	408	956
Income taxes	152	361

Net income	$256	$595

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$15,605	$9,840
Interest expense	5,007	3,555

Net interest income	10,598	6,285
Provision for loan losses	2,321	902
Other income	414	92
Other expense	5,505	3,063

Pretax income	3,186	2,412
Income taxes	1,179	564

Net income	$2,007	$1,848

     Our net interest income has increased by $1.6 million and $4.3 million for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.53% during the first nine months of 2004 as compared to 4.29% for the first nine months of 2003. The increases in net interest income and net interest margin are due primarily to an increase in the average balance of securities and loans outstanding, and to a decrease in the overall cost of funds.

     The provision for loan losses increased by $1,390,000 and $1,419,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. We incurred net charge-offs of $538,000 in the first nine months of 2004, compared to $20,000 in the first nine months of 2003. The allowance for loan losses as percentage of total loans was 1.53% as of September 30, 2004 compared to 1.50% at December 31, 2003. The increase is primarily due to an additional $1.2 million provision for loan losses on a $2.3 million loan discussed below, the current period charge-off, and the overall growth in the loan balances. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

     The increase in the provision for loan losses as of September 30, 2004 was primarily due to a $2.3 million nonaccrual commercial loan in which the borrower has filed for bankruptcy. In October, 2004, due to updated information received from the collection attorney and the bankruptcy court, the bank decided to charge off the loan while continuing recovery efforts. As of September 30, 2004, the Bank increased the allocated reserve in the allowance for loan losses for this credit from 50% to 100%. The bank will continue to take all commercially reasonable steps to ascertain a recovery for the full amount of the charge-off. A residential real estate loan to the same borrower was foreclosed on in May, 2004. The collateral was sold in September, resulting in a $160,000 gain.

     Potential problem loans consist of 12 various credits which are currently less than 90 days past due and are accruing interest, but have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $5.4 million in the allowance for loan losses at September 30, 2004, or 1.53% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due and restructured loans at September 30, 2004 and 2003 is as follows:

	September 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$2,292	$550
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	453
Restructured loans	0	0
Potential problem loans	1,882	935
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	135	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

     Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 is as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$276,557	$170,897

Balance of allowance for loan losses at beginning of period	$3,573	$1,105

Loans charged off
Commercial and financial	$0	$0
Real estate mortgage	(550)	0
Installment	0	(20)

	(550)	(20)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	12	0
Installment	0	0

	12	0

Net (charge-offs)/recoveries	(538)	(20)

Additions to allowance charged to operating expense during period	2,321	902

Balance of allowance for loan losses at end of period	$5,356	$1,987

Ratio of net loans charged off during the period to average loans outstanding	0.19%	0.01%

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

     Other income has increased by $241,000 and $322,000 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The increases are due primarily to the gain on sale of a foreclosure of $160,000 and the amortized gain recognized on the sale-leaseback of an administrative building of $41,000, as previously discussed.

     Other expenses increased by $1,013,000 and $2,442,000 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The increases are due to increased salaries and employee benefits of $593,000 and $1,319,000, respectively, increased occupancy and equipment expenses of $182,000 and $371,000, respectively, and increased other operating expenses of $238,000 and $750,000, respectively. Salaries and employee benefits have increased due to the number of full time employees increasing to 47 at September 30, 2004 from 34 at September 30, 2003 and to other annual salary increases. The increase in the number of employees is due to the opening of a full service branch in the Vinings area of Smyrna, Georgia in June, 2004, and the addition of staff for the loan production office scheduled to open in November, 2004. Additional administrative staff has also been added as the company has grown. Occupancy and equipment expenses have increased as a result of the new branches and the purchase of the administrative building in June, 2003, which was sold in September, 2004. Other operating expenses have increased primarily in general and administrative expenses due to the growth of the Bank.

     The provision for income taxes was $1.2 million for the first nine months of 2004 (effective tax rate of 37%) as compared to $564,000 (effective tax rate of 23%) for the first nine months of 2003. The amount and effective tax rate recorded in 2003 is substantially lower than in 2004 due to the use of available net operating loss carryovers in 2003 and lower net income in 2003 compared to 2004.

     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the third quarter of 2004.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company did not sell equity securities during the third quarter of 2004 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the third quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the third quarter of 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the registrant on January 25, 2000 – File No. 333-95335).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the registrant on January 25, 2000 – File No. 333-95335).

10.1	Amendment to stock option plan increasing the number of shares available for issuance.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: November 12, 2004	BY:	/s/ Steven M. Skow

Steven M.Skow, President and C.E.O.
(Principal Executive Officer)

DATE: November 12, 2004	BY:	/s/ Jeff L. Sanders

Jeff L. Sanders, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)