Form 10KSB
period 2004-12-31
INTEGRITY BANCSHARES INC
filed 2005-03-30
CIK 1103764

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-95335

INTEGRITY BANCSHARES, INC.

Georgia	58-2508612
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

11140 State Bridge Road
P.O. Box 2008
Alpharetta, Georgia 30022
(Address of Principal Executive Offices)

(770) 777-0324
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Revenues for the Registrant’s fiscal year ended December 31, 2004, totaled $23,068,360. The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 14, 2005 was $91,208,894 (based on the last public trade on March 11, 2005).

     There were 6,493,597 shares of Common Stock outstanding as of March 14, 2005

     Transitional Small Business Disclosure Format (check one): Yes  ; No ☑

DOCUMENTS INCORPORATED BY REFERENCE

     None

INTEGRITY BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Integrity Bancshares, Inc.

     Integrity Bancshares, Inc. (“we” or “us”) was organized in November, 1999 as a Georgia corporation for the purpose of acquiring all of the common stock of Integrity Bank (“the Bank”), a Georgia bank which opened for business on November 1, 2000. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.

     We were organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements. Future expansion is planned by opening one or two new branches of the Bank each year in a high-growth area of metro Atlanta.

Integrity Bank

     Integrity Bank is a full service commercial bank located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia 30022. The Bank’s primary service area is Northern Fulton County, Georgia. However, the Bank also serves the adjacent counties, or parts thereof, of Cobb, Gwinnett, and Forsyth to a lesser extent.

     Each of the above counties has experienced population growth ranging from 0.3% (Fulton) to 25.8% (Forsyth) from 2000-2003. This growth has driven commercial development, which creates lending and deposit opportunities for community banks. We expect the growth to continue at similar levels into the foreseeable future, although a general or regional economic slowdown could cause growth to slow substantially. The population growth is not concentrated in any particular age group, so the demographics for the population is not expected to change significantly as the areas grow. Currently, the median age of the residents in our service areas is comparable to the state as a whole.

     The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and other investments are customer deposit accounts, which include non-interest bearing demand accounts, time deposits, savings and other interest bearing transaction accounts, and amortization and prepayments of loans and investments. Other sources of funds include time deposits issued through an Internet advertising network and Federal Home Loan Bank borrowings. The amount and term of each funding source is dependent on our funding needs for loans and investments. When funding needs are identified, each funding source is evaluated to determine which mix would be the best source for the funding need.

     The principal sources of income for the Bank are interest and fees collected on loans, and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on interest bearing deposits and other borrowings, employee compensation, office expenses and other overhead expenses.

Types of Loans

     Below is a description of the principal categories of loans made by the Bank and the relative risks involved with each category.

     Construction and Development Loans

     The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. To further mitigate risk, this type loan is accorded a larger percentage loan loss allowance than other loan types. Loan policy also provides for limits on speculative lending by borrower and by real estate project.

     Construction and development loans amounted to $214 million as of December 31, 2004, which equals approximately 55% of the total loan portfolio.

     Commercial and Residential Real Estate

     The Bank grants loans to borrowers secured by commercial and residential real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint.

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

     Commercial and residential real estate loans amounted to $160 million as of December 31, 2004, which equals approximately 41% of the total loan portfolio.

     Commercial and Industrial Loans

     To a lesser degree, the Bank makes loans to small and medium sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to The Bank for review.

     This type loan will usually be collateralized by general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk to collateral, these types of loans are underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.

     Commercial and industrial loans amounted to $11 million as of December 31, 2004, which equals approximately 3% of the total loan portfolio.

     Consumer Loans

     On a limited basis, the Bank offers a variety of consumer loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. Risk on consumer type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

     Various types of consumer loans include the following:

•	Home equity loans – open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Overdraft protection lines

•	Secured and unsecured personal loans

     Consumer loans amounted to $0.6 million as of December 31, 2004, which equals less than 1% of the total loan portfolio.

Loan participations

     The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse, and the Bank retains a portion of the interest income as a fee for servicing the sold loans.

     As of December 31, 2004 the Bank had 66 sold loan participations with a total principal amount of $60 million, which equals approximately 15.6% of our total loan portfolio.

     The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. The Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, The Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss.

     As of December 31, 2004 the Bank had 8 purchased loan participations. The total principal amount of these participations was $11 million, which equals approximately 3% of the total loan portfolio.

     Loan participations are also a component of the Bank’s liquidity management. Loans can be purchased as a means of increasing interest income when excess liquidity is available, since loans typically yield a higher rate of interest than short-term cash investments. Conversely, loans can be sold as needed as a means of obtaining liquidity.

Management’s policy for determining the loan loss allowance

     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:

•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience (when available) used for pools of loans (ie. collateral types, borrowers, purposes, etc.)

•	Changes in the quality of the institution’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio.

•	Off-balance sheet credit risks.

     These factors are evaluated at least quarterly and changes in the asset quality of individual loans are evaluated more frequently as needed.

     All of our loans are assigned individual loan grades when underwritten. The Bank, using guidance established by the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.

     After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If we believe that a loan will not be collected in full then the allowance for loan and lease losses is increased to reflect management’s estimate of potential exposure of loss.

     Our net loan losses to average total loans was 0.01% percent for the year ended 2003 and 0.92% for 2004. Historical performance is not an indicator of future performance and forward results could differ materially, but management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan and lease losses is reasonable.

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

     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Management’s policy for investing in securities

     Funds that are not otherwise needed to meet the loan demand of the Bank may be invested in accordance with the Bank’s investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. The investment policy adheres to the following objectives:

•	Provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal.

•	Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

•	Meet regulatory standards.

•	Provide collateral which the financial institution is required to pledge against public monies.

•	Provide an investment medium for funds which may be needed for liquidity purposes.

•	Provide an investment medium which will balance market and credit risk for other assets and the financial institution’s liability structure.

Industry and competition

     The Bank currently has four branch offices. Three of the branches are full-service. Two of the full-service branches are in Northern Fulton County. The third full-service branch is located in neighboring Cobb County. A loan production office is located in neighboring Gwinnett County. The loan production office is currently in a leased office space, but a full-service branch is expected to be completed in 2005 and will replace the loan production office.

     All of these counties have a competitive banking market with established banks of all sizes. However, we believe that the growth in these counties will allow new branches to establish a loan and deposit base and allow them to become profitable in a reasonable period of time. A key component of our growth strategy is to hire experienced bankers in growing areas of Metropolitan Atlanta before we acquire building locations. New locations are then built in areas where the employee’s customer base is located.

Employees

     The Bank had 47 full-time employees as of February 28, 2005. Integrity Bancshares, Inc. does not have any employees who are not also employees of the Bank.

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

     Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry during the past 15 years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to reasonably predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

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

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

     The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties’ performance under the Community Reinvestment Act of 1977.

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

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

•	interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

•	interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

     Additionally, in 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning banks outside of Georgia and all non-Georgia banks and bank holding companies owning banks in Georgia the right to merge any bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis throughout Georgia, subject to the prior approval of the Georgia Department of Banking and Finance.

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

Integrity Bank

     Integrity Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank’s commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

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

     The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system’s modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

     The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company — the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

•	financial in nature;

•	incidental to an activity that is financial in nature; or

•	complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

     The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

•	lending, exchanging, transferring or investing for others;

•	safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

•	providing financial, investment or economic advice;

•	issuing or selling interests in pools of assets that a bank could hold directly;

•	underwriting, dealing in or making markets in securities; and

•	engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

     The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

•	lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring financial assets; and

•	arranging, effecting or facilitating financial transactions for third parties.

     Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

•	all of the bank holding company’s depository institution subsidiaries must be well capitalized;

•	all of the bank holding company’s depository institution subsidiaries must be well managed; and

•	the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

     With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act’s requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least “satisfactory” at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

Payment of dividends

     Integrity Bancshares, Inc. is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from Integrity Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

     If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action.” Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

•	that dividends of cash or property may be paid only out of the retained earnings of the bank;

•	that dividends may not be paid if the bank’s paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the bank’s capital stock; and

•	that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

•	the bank’s total classified assets exceed 80% of its equity capital;

•	the aggregate amount of dividends to be declared exceeds 50% of the bank’s net profits after taxes but before dividends for the previous calendar year; or

•	the ratio of equity capital to total adjusted assets is less than 6%.

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2004, the Bank could pay a maximum dividend of $1,846,975 to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital adequacy

     We are required to comply with the capital adequacy standards established by the Federal Reserve, and the Federal Deposit Insurance Corporation in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2004, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.18% and 11.37%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio as of December 31, 2004 was 11.30%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.

     In December, 2003 we raised $6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 285 basis points. The principal balance of these securities is includable in tier one capital. These proceeds were used to pay off a $2 million balance on a line of credit with a correspondent bank and to pay off $4 million of subordinated debentures that were issued by the Bank in September, 2003.

     To obtain regulatory approval for the line of credit, we were required by the Federal Reserve Bank of Atlanta to maintain a “well-capitalized” status on a consolidated basis as well as for the Bank until November 1, 2005. The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. We exceeded all of the required ratios as of December 31, 2004. The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2004.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank’s capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of subsidiary institution

     Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

     Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

•	“significantly undercapitalized” if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

     An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be “undercapitalized”. “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank’s total assets at the time it became “undercapitalized” and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is subject to certain limitations relating to so-called “brokered” deposits.

     As of December 31, 2004, the Bank had the requisite capital levels to qualify as “well capitalized.”

FDIC insurance assessments

     The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized or undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

     The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

Safety and soundness standards

     The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act

     The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

     Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

     The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.

USA PATRIOT Act

     On October 26, 2001 the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

•	to ascertain the identify of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•	expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•	limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

•	notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•	takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•	limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•	maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

Future Legislation

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2. DESCRIPTION OF PROPERTY

     The Bank owns its offices located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia. This location presently houses the administrative functions of the bank and holding company.

     In 2003, the Company purchased an administrative building adjacent to its main office building from a director of the Company, at a cost of $2.6 million. We believe the purchase price was on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers. In August, 2004 the Company sold the administrative building and related improvements, with a book value of $2.9 million, for $5.0 million cash in a sale-leaseback transaction. A five year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and will be recognized over the life of the lease.

     A full-service branch (financial center) was opened in July, 2003 in Roswell (Fulton County), Georgia. The branch was constructed at a cost of $2.0 million, including the acquisition price of the land in the amount of $883,000 and construction costs of $819,000. The construction was provided by a company owned by a director. We believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

     Another financial center was opened in June, 2004 in Smyrna (Cobb County), Georgia at a total cost of $2.6 million, including the acquisition price of the land in the amount of $1.2 million and construction costs of $1.4 million. The construction was provided by the same company that built the Roswell financial center. As with the purchase of the office building and the construction of the branch described above, we believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

     The Bank had obtained regulatory approval for the construction of a branch in Forsyth County, which was expected to open in 2005. After reviewing the final site plans for the proposed location, the Board of Directors decided in October, 2004 to withdraw from pursuing the project. The site had not been purchased by the Bank, and no staff had been hired prior to withdrawal. However, approximately $30,000 of earnest money and legal fees were forfeited by the bank and were charged to earnings in the fourth quarter of 2004.

     In October, 2004 the Bank entered into a one-year operating lease for office space in Lawrenceville (Gwinnett County), Georgia for the purpose of opening a loan production office (LPO). The LPO opened in November, 2004. A permanent full-service financial center is expected to open nearby in 2005.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market information

     During the fourth quarter of 2003, Morgan Keegan & Company, Inc. became a market maker for our common stock. Since then our common stock has been quoted in the “pink sheets” quotation system under the symbol “ITYC.” Prior to the fourth quarter of 2003, there had not been an established trading market for our common stock, which was traded inactively in private transactions. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which common stock was traded prior to the fourth quarter of 2003.

     During the period beginning in March, 2004 and ending August, 2004, we issued 2,269,402 shares of common stock at a price of $9.00 per share through a public stock offering. The number of shares issued and the offering price have been adjusted to reflect the January, 2005 3-for-2 stock split discussed below.

     In January, 2005 we effected a 3-for-2 stock split of our common stock in the form of a common stock dividend payable on January 24, 2005 to shareholders of record as of the close of business on January 10, 2005.

     Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. Because of the thin trading and lack of an established trading market prior to fourth quarter, 2003, the following data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock. This information has been adjusted to reflect a 3-for-2 stock split on January 24, 2005. The number of shares traded in 2004 does not include the 2,269,402 shares issued by us at a price of $9.00 per share during the public stock offering. Market quotations from which the pricing information was taken reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and therefore may not represent actual transactions.

	Number of shares traded	High selling price	Low selling price
2004:
First Quarter	13,875	$10.67	$8.67
Second Quarter	89,127	10.20	8.67
Third Quarter	65,353	13.17	9.00
Fourth Quarter	195,411	22.67	12.33

2003:
First Quarter	113,400	$4.89	$4.89
Second Quarter	750	4.89	4.89
Third Quarter	58,246	5.33	4.89
Fourth Quarter	128,968	9.33	7.67

     At December 31, 2004 the Company had 6,385,638 shares of common stock outstanding held by approximately 664 shareholders of record. We have not declared any cash dividends on our common stock over the last two years.

Equity compensation plan information

     The following table sets forth information relating to our 2003 Directors Stock Option Plan and our 2003 Stock Option Plan, which are our only equity compensation plans, as of December 31, 2004. Both plans were approved by our shareholders at our 2003 annual shareholder meeting. In August, 2004 we adopted an amendment to our 2003 Stock Option Plan that increased the number of shares available for issuance under the plan by 150,000 shares (adjusted for the January, 2005 3-for-2 stock split). This amendment will be submitted to our shareholders for approval at the 2005 annual shareholders meeting. Because this increase has not yet been approved by our shareholders, we have listed these shares within the row for equity compensation plans not approved by security holders in the table below. The figures presented in the following table do not include additional options to purchase shares of our common stock that will accrue to Steven M. Skow, our President and Chief Executive Officer, by virtue of Mr. Skow’s option to purchase five percent of our total outstanding common stock on the date of exercise at an exercise price of $4.89 per share.

	Number of common
	shares to be issued		Number of common
	upon the exercise	Weighted-average	shares remaining
	of outstanding	exercise price of	available for
	options	outstanding options	future issuance
Equity compensation plans approved by security holders	904,282	$5.59	63,218

Equity compensation plans not approved by security holders	—	N/A	150,000

Total	904,282	$5.59	213,218

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of our financial condition at December 31, 2004 and 2003 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

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

     We believe the following critical accounting policy requires the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.

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

Overview

     The year ended December 31, 2004 was highlighted by reporting net income of $3,012,382. Assets grew to $446.2 million, which was an increase of 59.5% over December 31, 2003. We opened our third branch (financial center) in Smyrna (Cobb County), Georgia in June, and a loan production office in Lawrenceville (Gwinnett County), Georgia in November. Our primary market areas of Fulton County, Georgia and the surrounding counties of Cobb, Gwinnett, and Forsyth continue to grow, and we believe that we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

Financial Condition as of December 31, 2004 and 2003

     Following is a summary of our balance sheets for the years indicated:

	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$1,563	$1,807
Federal funds sold	—	2,439
Securities	47,928	27,202
Restricted equity securities	1,233	650
Loans, net	382,473	235,346
Premises and equipment	8,608	9,600
Other assets	4,370	2,704

	$446,175	$279,748

Total deposits	$373,272	$231,778
Federal funds purchased	4,279	10,000
Other borrowings	21,186	16,000
Other liabilities	3,883	2,078
Shareholders’ equity	43,555	19,892

	$446,175	$279,748

     As of December 31, 2004, we had total assets of $446.2 million, an increase of 59.5% over December 31, 2003. Total interest-earning assets were $435.3 million as of December 31, 2004, or 97.5% of total assets as compared to $269.3 million or 96.3% of total assets as of December 31, 2003. Our primary interest-earning assets were loans, which made up 88.7% of total interest-earning assets as of December 31, 2004 and 2003. Our loan to deposit and other borrowings ratio was 97.8% as of December 31, 2004, as compared to 92.7% as of December 31, 2003. Deposits grew $141.5 million in 2004, and federal funds purchased, net of federal funds sold, decreased $3.3 million. Premises and equipment decreased by $1.0 million.

     Our securities portfolio, consisting of U.S. Government Agency mortgage-backed securities and equity securities, amounted to $47.9 million as of December 31, 2004. Net unrealized losses on securities amounted to $315,400 as of December 31, 2004 as compared to a net unrealized gain of $101,500 as of December 31, 2003. The change in the net unrealized gains is attributable primarily to changes in interest rates affecting the values of the mortgage-backed securities. These changes are recognized as an adjustment to shareholder’s equity and are included in other comprehensive income, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 96.9% of our loan portfolio collateralized by real estate, of which a substantial portion is located in our primary market area of Fulton County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by nonresidential properties, and comprises 55.5% of the loan portfolio. Real estate mortgage loans secured by one to four family and multifamily residential properties comprise 4.9% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties total 36.5% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 3.1% of the loan portfolio consists of commercial, consumer, and other loans.

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

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital. The Bank’s statutory capital as of December 31, 2004 was $43.5 million, consisting of common stock in the amount of $5.0 million and paid-in surplus of $38.5 million.

     The $141.5 million growth in deposits during 2004 was due to an overall growth in the number of deposit accounts. The growth was primarily in interest-bearing checking accounts ($51.9 million) and time deposits ($90.5 million). These accounts increased in number and amount due to the new branch that opened in June, 2004, which has $49.7 million in total deposits at December 31, 2004. The two existing full-service branches had substantially the same increase in deposit amounts during the year as the new branch.

     Premises and equipment decreased by $1.0 million. A new branch building was constructed in the Vinings area of Smyrna, Georgia, at a cost of $1.4 million (excluding land costs of $1.2 million that were included in the December 31, 2003 premises and equipment total). Construction was completed in June by a company owned by a director, with payments of $1.1 million made to the director’s company. We believe the transaction was made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for a comparable transaction with third party providers. In August, 2004 we sold an administrative building with a book value of $2.9 million for $5.0 million cash in a sale-leaseback transaction. A five year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and will be recognized over the life of the lease. The net effect of the addition of the new branch and the sale of the administrative building were the primary reasons for the decrease in premises and equipment of $1.0 million, as noted above.

     Stockholders’ equity has increased by $23.7 million due to net income of $3.0 million, net proceeds from the sale of common stock in a public offering of $20.3 million, increases of unrealized losses of securities available-for-sale, net of tax, of $262,000, and paid-in capital from stock compensation expense of $602,000.

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

     As of December 31, 2004, we had loan commitments outstanding of $84.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2004, we had arrangements with two commercial banks for additional short-term advances (federal funds) of up to $45.0 million in aggregate. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by real estate loans and/or investment securities.

     As of December 31, 2004, our capital ratios were considered well-capitalized based on regulatory capital requirements. Our shareholders’ equity increased due to the retention of all of our net income in 2004 and net proceeds from our public stock offering of $20.3 million.

     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $1,846,975 in dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank and consolidated Holding Company as of December 31, 2004 are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	11.62%	11.30%	5.00%
Risk-based capital ratios:
Tier one capital	11.70	11.37	6.00
Total capital	12.50	12.18	10.00

     These ratios may decline as asset growth continues, but are expected to continue exceeding the regulatory minimum requirements.

     We have also obtained regulatory approval and are in the process of negotiating the land purchase for a branch site in Gwinnett County, which would open in 2005. Our stated goal is to open new branches at the rate of one or two per year at an approximate cost of $2.5 million per branch. However, except as noted above, no firm plans have been established for these additional branches. We do not expect these investments to have a material impact on our liquidity given our total size, funding sources, and the anticipation of attracting deposits to the new branches that will exceed the initial investment. Other than our proposed branch openings, we have no material commitments for capital expenditures.

     We also buy and sell loan participations with other community and regional banks. Loan participations are sold to increase liquidity as needed or when the loan amount is above our regulatory lending limit. Sold loan participations made up 15.6% of our loan portfolio as of December 31, 2004. Loan participations are purchased when the Bank has excess liquidity to invest. Purchased loan participations comprised 2.9% of the loan portfolio as of December 31, 2004.

     During March, 2004 we began a public offering of common stock to provide us with additional capital and liquidity for anticipated growth. The offering was completed in August, 2004 with 2,269,402 shares being sold at an offering price of $9.00/share (the number of shares and per share amount has been adjusted to reflect a 3-for-2 stock split paid on January 24, 2005). Net proceeds from the sale amounted to $20.3 million.

Off-Balance Sheet Arrangements

     Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to footnote number 11 to our financial statements included herein.

Effects of Inflation

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations for the Years Ended December 31, 2004 And 2003

     The following is a summary of our results of operations for the years indicated.

	Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$22,456	$14,190
Interest expense	7,571	4,964

Net interest income	14,885	9,226

Provision for loan losses	2,627	2,488
Other income	612	189
Other expenses	8,082	4,671

Pretax income	4,788	2,256

Income taxes	1,776	462

Net income	3,012	1,794

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

     Our net margin on average interest-earning assets was 4.39% in 2004 as compared to 4.37% in 2003. Average loans increased by $116.6 million, and the remaining average interest earning assets increased by $11.9 million which combined accounted for a $128.5 million increase in total average interest-earning assets in 2004. Average interest-bearing deposits increased by $94.3 million with average interest-bearing demand/savings and time deposits accounting for $74.4 and $19.9 million of this increase, respectively. Average other borrowings increased $18.1 million during 2004. The rate earned on average interest-earning assets decreased to 6.62% in 2004 from 6.73% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.47% in 2004 from 2.55% in 2003. The increase in net interest income and net margin on average interest-earning assets was primarily due to the significant increase in volume of interest-earning assets in comparison to 2003. In 2004, the yields on interest-earning assets decreased by 11 basis points while the rate paid on interest-bearing liabilities decreased by 8 basis points. We feel that our asset and liability repricings are structured so that we will not have a material decline in our net interest margin if interest rates rise in the future. We would expect our net interest margin to decrease if interest rates fall. However, given the current low-rate environment and the recent increases in short-term interest rates, we feel that a substantial decline in overall interest rates is unlikely.

     Provision for Loan Losses

     The provision for loan losses was $2.6 million in 2004 as compared to $2.5 million in 2003. At December

31, 2003 The Bank had two outstanding loans to a borrower that filed for bankruptcy court protection under Chapter 11 of the Bankruptcy Code during the fourth quarter of 2003. One of the loans had a principal balance equal to $1.1 million and was secured by residential real estate. The other loan had a principal balance of $2.3 million and was secured by leases and commercial equipment. As a result of the bankruptcy filing, the $2.3 million loan was classified as a non-accruing loan and a $1.2 million charge to the provision for loan losses was taken during December, 2003 to increase the allowance for loan losses related to the $2.3 million loan to 50% of the loan balance.

     In October, 2004, due to updated information received from the collection attorney and the bankruptcy court, the Bank decided to charge off the loan while continuing recovery efforts. The charge-off resulted in an additional $1.1 million charge to the provision for loan losses as of September 30, 2004. The bank will continue to take all commercially reasonable steps to ascertain a recovery for the full amount of the charge-off. The $1.1 million residential real estate loan to the same borrower was foreclosed on in May, 2004. The collateral was sold in September, 2004, resulting in a $160,000 gain.

     The remaining increase in the provision for loan losses was due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2004, we had $779,400 non-accrual loans as compared to $2,868,700 as of December 31, 2003. The allowance for loan losses as a percentage of total loans as of December 31, 2004 and 2003 was 0.89% and 1.50%, respectively. Actual net loan charge-offs were $2,767,200 during 2004, as compared to $20,137 during 2003. Net charge-offs as a percentage of average loans outstanding were 0.92% during 2004 compared to 0.01% for 2003.

     The decline in the non-accrual loans and the allowance for loan losses percentage in 2004 vs. 2003 is primarily due to the $2.3 million commercial loan discussed above. It was included in the non-accrual loan balance and had a $1.2 million reserve on December 31, 2003. The loan’s subsequent charge-off in 2004 increased the amount and percentage of net charge-offs in 2004 compared to 2003.

     It is our opinion that the current allowance for loan losses of $3.4 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

     Other Income

     Other income consists of service charges on deposit accounts and other miscellaneous services and fees. Other income increased to $612,700 in 2004, from $189,600 in 2003. The increase in other income is primarily from the gain on the sale of foreclosed assets of $190,000, the amortized gain recognized on the sale-leaseback of an administrative building of $144,100, and an increase of $67,400 in rental income from sub-leasing the administrative building.

     Other Expense

     Other expenses were $8.1 million in 2004, as compared to $4.7 million in 2003, an increase of $3.4 million. Salaries and employee benefits increased $2.1 million. This increase is due to an increase in the number of full time equivalent employees from 33 to 46, an increase in compensation expense related to variable stock options of $512,000, and normal increases in salaries and benefits. The increase in the number of employees is due to the opening of a full service branch in Smyrna (Cobb County), Georgia, a loan production office in Lawrenceville (Gwinnett County), Georgia, and additional administrative employees required due to our growth. Employee expenses are expected to increase at approximately the same rate in the future as new branches are opened and growth necessitates the addition of staff. Equipment and occupancy expenses increased by $514,000 as a result of additional depreciation and utility expenses related to the new branches. Future occupancy and equipment expenses will increase as new branches are built. Other operating expenses increased by $839,000 due partially to increased director fees of $257,000, an increase in loan collection and processing costs of $158,000, and increased tithing of

$112,000. The increases in all other operating expenses were directly related to the overall growth of the Company.

     Income Tax

     We have reported income tax expense for 2004 of $1,775,700 as compared to $462,400 for 2003. The effective tax rate for 2004 and 2003 was 37.1% and 20.5%, respectively. Due to our short operating history, the company had net operating loss carryforwards prior to 2003. Income tax expense in 2003 was substantially reduced due to the recognition of $380,000 of deferred tax assets previously accorded a valuation allowance. There were no loss carryforwards or valuation allowances in 2004.

Asset/Liability Management

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

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

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     As of December 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was 1.05. Our targeted ratio is 0.80 to 1.20 in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

	0 – 3	3 – 12	13 – 36	Over 36
	Months	Months	Months	Months	Total
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$288	$0	$0	$0	$288
Securities	9,877	21,696	10,411	7,176	49,160
Loans	359,307	12,752	6,771	7,076	385,906

Total interest-earning assets	$369,472	$34,448	$17,182	$14,252	$435,354

Interest-bearing liabilities:
Interest-bearing demand deposits	$164,147	$0	$0	$0	$164,147
Savings and money markets	5,360	0	0	0	5,360
Time deposits	27,286	163,888	3,188	71	194,433
Federal funds purchased	4,279	0	0	0	4,279
Federal Home Loan Bank borrowings	15,000	0	0	0	15,000
Subordinated debentures	6,186	0	0	0	6,186

Total interest-bearing liabilities	$222,258	$163,888	$3,188	$71	$389,405

Interest rate sensitivity gap	$147,214	$(129,440)	$13,994	$14,181	$45,949

Cumulative interest rate sensitivity gap	$147,214	$17,774	$31,768	$45,949

Interest rate sensitivity gap ratio	1.66	0.21	5.39	1.00

Cumulative interest rate sensitivity gap ratio	1.66	1.05	1.08	1.12

Selected Financial Information and Statistical Data

     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and shareholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

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

Analysis of net interest income
for the years ended December 31, 2004 and 2003

	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets:
Deposits in banks	$301	$4	1.33%	$757	$10	1.29%
Taxable investment securities	35,599	1,593	4.47	21,167	878	4.15
Federal funds sold	2,460	28	1.14	4,561	49	1.07
Loans (1)	301,040	20,831	6.92	184,430	13,253	7.19
Allowance for loan losses	(3,639)			(1,700)
Cash and due from banks	2,634			2,876
Other assets	13,404			8,971

Total Assets	$351,799			$221,062

Total interest-earning assets	$339,400	22,456	6.62	$210,915	14,190	6.73

Liabilities:
Noninterest-bearing demand	$9,971			$7,047
Interest bearing demand and savings	137,661	3,432	2.49	63,312	1,429	2.26
Time	142,106	3,512	2.47	122,177	3,353	2.74

Total deposits	289,738			192,536
Other borrowings	27,100	627	2.31	8,952	183	2.04
Other liabilities	2,099			1,111
Shareholders’ equity	32,862			18,463

Total liabilities and shareholders’ equity	$351,799			$221,062

Total interest-bearing liabilities.	$306,867	7,571	2.47	$194,441	4,965	2.55

Net interest income		$14,885			$9,225

Net interest margin (2)			4.39			4.37
Net interest spread (3)			4.15			4.18

(1)	Interest income from loans includes total fee income of approximately $2.8 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively. The average balance of non-accrual loans included in average loans was $2,138,000 in 2004 and $273,000 in 2003.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

     Rate and Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	change in rate (change in rate multiplied by old volume); and

•	change in volume (change in volume multiplied by old rate);

•	a combination of change in rate and change in volume.

The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,
	2004 vs. 2003
	Changes Due To:
	Rate	Volume	Total
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(517)	$8,095	$7,578
Interest on taxable securities	63	652	715
Interest on federal funds sold	3	(24)	(21)
Interest on bank deposits	—	(6)	(6)

Total interest income	(451)	8,717	8,266

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	132	1,871	2,003
Interest on time deposits	(363)	522	159
Interest on other borrowings	21	423	444

Total interest expense	(210)	2,816	2,606

Net interest income	$(241)	$5,901	$5,660

     Investment Portfolio

     Types of Investments

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Mortgage-backed securities	$47,238	$26,513
Equity securities	1,923	1,340

	$49,161	$27,853

     The mortgage-backed securities consist of government agency mortgage pool securities with stated maturities up to thirty years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than five years.

     The equity securities consist of $1,232,600 in Federal Home Loan Bank of Atlanta stock and a $690,000 common stock investment in Integrity Bank of Florida. Banks with borrowings from Federal Home Loan Banks are required to buy stock in proportion to the amount of their outstanding advances and total assets. There is no market for the stock, which is normally bought or sold to the Federal Home Loan Bank at a set price of $100 per share. The stock has historically paid a quarterly dividend, although the issuer is not required to pay dividends.

     Maturities

     The amounts of securities, including the weighted average yield in each category as of December 31, 2004, are shown in the following table according to contractual maturity classifications one through five years, after five through ten years and after ten years.

	After one		After five
	through five years		through ten years
	Amount	Yield(1)	Amount	Yield(1)
(Dollars in Thousands)
Mortgage-backed securities	$4,072	4.20%	—	—

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
Mortgage-backed securities	$43,166	4.52%	$47,238	4.49%

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

     Loan Portfolio

     Types of Loans

     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial	$11,181	$16,071
Real estate-construction	214,104	123,882
Real estate-mortgage	160,101	98,401
Consumer installment and other	614	723

	386,000	239,077

Less:
Allowance for loan losses	(3,433)	(3,573)
Deferred loan fees	(94)	(158)

Net loans	$382,473	$235,346

     Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

December 31, 2004
(Dollars in Thousands)
Commercial
One year or less	$8,622
After one through five years	2,228
After five years	331

11,181

Construction
One year or less	129,544
After one through five years	81,726
After five years	2,834

214,104

Real Estate Mortgage
One year or less	63,448
After one through five years	85,486
After five years	11,167

160,101

Consumer & Other
One year or less	491
After one through five years	123
After five years	—

614

$386,000

     The following table summarizes loans as of December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

December 31,
2004
(Dollars in
Thousands)
Predetermined interest rates	$12,984
Floating or adjustable interest rates	170,911

$183,895

     Risk Elements

     Information with respect to non-accrual, past due and restructured loans as of December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Non-accrual loans	$779	$2,869
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	307	480
Interest income that would have been recorded on non-accrual and restructured loans under original terms	19	41
Interest income that was recorded on non-accrual and restructured loans	0	0

     Non-accrual loans have decreased from $2,869,000 as of December 31, 2003 to $779,000 as of December 31, 2004. The majority of the decrease, $2.3 million, is attributable to one loan discussed above in the section titled “Provision for Loan Losses”.

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

     Loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms decreased from $480,000 in 2003 to $307,000 as of December 31, 2004. These loans were classified for regulatory purposes as loss, doubtful, or substandard, but are currently in compliance with their payment terms. They do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources.

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

	Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$301,040	$184,430

Balance of allowance for loan losses at beginning of year	$3,573	$1,105

Loans charged off:
Consumer	—	(20)
Real estate mortgage	(550)	—
Commercial	(2,292)	—

	(2,842)	(20)

Loans recovered:
Real estate mortgage	75	—

	75	—

Net charge-offs	(2,767)	(20)

Additions to allowance charged to operating expense during year	2,627	2,488

Balance of allowance for loan losses at end of year	$3,433	$3,573

Ratio of net loans charged off during the year to average loans outstanding	0.92%	0.01%

     Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing the loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis.

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

     All of our loans are assigned individual loan grades when underwritten. The Bank, with the approval of the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.

     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     As of December 31, 2004 and 2003, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2004		December 31, 2003
		Percent of loans in		Percent of loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)
Commercial	$243	2.90%	$1,368	6.73%
Real estate-construction	1,828	55.46	1,087	51.85
Real estate-mortgage	1,357	41.48	1,112	41.12
Consumer installment loans and other	5	0.16	6	0.30

Total	3,433	100.00	3,573	100.00

Deposits

     Average amount of deposits (determined using daily average balances) and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.

	Year Ended December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Non-interest-bearing demand deposits	$9,971	—%	$7,047	—%
Interest-bearing demand deposits	137,384	2.50	63,137	2.26
Savings deposits	277	0.47	175	0.55
Time deposits	142,106	2.47	122,177	2.74

	289,738		192,536

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

December 31, 2004
(Dollars in Thousands)
Three months or less	$4,272
Over three through six months	23,847
Over six through twelve months	25,520
Over twelve months	1,140

Total	54,779

     The Bank had approximately $53.6 million in jumbo CD’s maturing in one year or less at December 31, 2004. We believe the large percentage (38%) of jumbo CD’s in relation to total CD’s is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the Bank as they mature because our deposit interest rates are comparable to other rates in our market. The Bank has no deposits obtained through brokers.

     Return on Assets and Shareholders’ Equity

     The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2004	2003
Return on assets (1)	0.86%	0.81%
Return on equity (2)	9.15	9.72
Dividend payout ratio (3)	0	0
Equity to assets ratio (4)	9.34	8.35

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

     Our principal executive and principal financial officers believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2004. There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text gives certain information about the current members of the boards of directors of Integrity Bancshares, Inc. and Integrity Bank and the senior and executive officers of both institutions, including their ages as of December 31, 2004, the positions they hold, and their principal employment for the past five years. Except for Alan K. Arnold, Joseph J. Ernest and Robert S. Wholey, each of our directors has served as a director since our incorporation in 1999. Mr. Wholey became a director in 2001, and Messrs. Arnold and Ernest became directors in 2003.

Name	Age	Positions held

Alan K. Arnold	49	Director of both institutions
Douglas G. Ballard II	35	Executive Vice President and Regional Branch President of Integrity Bank
James E. Bridges	57	Director of both institutions
Clinton M. Day	45	Director of both institutions
Joseph J. Ernest	59	Director of both institutions
Rita B. Gray	54	Senior Vice President-Operations of Integrity Bank; Secretary of Integrity Bank
Don C. Hartsfield	68	Director of both institutions
Jack S. Murphy	63	Director of both institutions
Richard H. Peden, Sr.	62	Director of both institutions
Charles J. Puckett	72	Director of both institutions
Gerald O. Reynolds	49	Director of both institutions
Jeff L. Sanders	41	Senior Vice President & C.F.O. of both institutions; Secretary of Integrity Bancshares, Inc.
Robert F. Skeen, III	35	Executive Vice President and Senior Lender of Integrity Bank
Steven M. Skow	57	Director of both institutions; President and CEO of both institutions
Robert S. Wholey	55	Director of Integrity Bancshares, Inc.

     Alan K. Arnold – Mr. Arnold has served as President and CEO of Wade Ford Automotive since 1983. He has recently sold his three Ford dealerships, and currently is a real estate investor. His term as director will expire in 2006.

     Douglas G. Ballard II – Mr. Ballard has 11 years of banking experience. He joined the bank in October, 2000 as Senior Vice President and is currently the Executive Vice President and Regional Branch President. He was previously employed at BB&T in Alpharetta as Senior Vice President/Commercial Lending from November, 1997. He is a 2004 graduate of Louisiana State University’s Graduate School of Banking.

     James E. Bridges – Mr. Bridges has since 1975 served as the President of JEBCO Ventures, Inc., a real estate developing firm. His term as director will expire in 2006.

     Clinton M. Day – Mr. Day has for over 15 years served as the President of Del South Restaurants, Inc., an investment properties firm. He also holds interests in several real estate investment companies and is a Vice President of DCR, Inc. His term as director will expire in 2006.

     Joseph J. Ernest – Mr. Ernest has served as CEO of Earnest Communications, Inc., a telecommunications firm, since 1997. His term as director will expire in 2006.

     Rita B. Gray – Ms. Gray has 35 years of banking experience, all in North Georgia. She has served as Chief Financial Officer for four banks. Prior to joining the Bank in May 2001 she served as Senior Vice President and Chief Financial Officer of Southern Heritage Bank in Oakwood, Georgia, a position she held since September 2000. From 1988 through 2000 Ms. Gray served as SVP/CFO of North Georgia National Bank in Calhoun.

     Don C. Hartsfield – Mr. Hartsfield currently serves as the President of DCH, Inc. (since 1994), D.H. Lands, Inc. (since 1992), Georgia 400 Office Park, Inc. (since 1997), The Commerce Co. (since 1994), Overlook Associates, Inc. (since 1986), and Top-Spin, Inc. (since 1999), all of which are involved in various real estate development projects. His term as director will expire in 2007.

     Jack S. Murphy – Mr. Murphy is President and CEO of Lanier Athletic Center, a position he has held since 1997. He has also been a Georgia State Representative since 2002. His term as director will expire in 2007.

     Richard H. Peden, Sr. – Mr. Peden has since 1968 been the owner and President of U.S. General Construction, a construction company. His term as director will expire in 2007.

     Charles J. Puckett – Mr. Puckett has been retired since he sold People’s Dodge, a car dealership, in 1998. He had owned the dealership since 1988. He also serves as a Director for United Community Bank of Carrollton, Georgia. His term as director will expire in 2005.

     Gerald O. Reynolds – Mr. Reynolds has since 1990 served as the Chairman and Chief Executive Officer of The Ad Shop, Inc., an advertising agency. His term as director will expire in 2005.

     Jeff L. Sanders – Mr. Sanders joined the Bank in August, 2003. He is a Certified Public Accountant and has 13 years banking experience. He was previously the Senior Vice President-CFO of the Bank of Hiawassee in Hiawassee, Georgia, a position he held from March, 1999. Prior to that, he served as Controller at Community First Bank in Carrollton, Georgia, a publicly traded bank, since 1992.

     Robert F. Skeen, III – Mr. Skeen has 13 years of banking experience. He joined the Bank in January 2002. Prior to that Mr. Skeen served for two years as Senior Vice President of Colonial Bank in Atlanta. Before joining Colonial Bank, Mr. Skeen served as Vice President for GB&T Bancshares, Inc. Mr. Skeen has held management level lending positions since 1991. He is a 1999 graduate of Louisiana State University’s Graduate School of Banking.

     Steven M. Skow – Mr. Skow has 35 years of banking experience, with the last 27 years as President and Chief Executive Officer of high performing banks. Prior to joining the organizational team for The Bank in June of 1999, Mr. Skow had served as an independent bank consultant since October of 1997. Mr. Skow served as the President and Chief Executive Officer of First National Bank & Trust Co. in Williston, North Dakota from January 1991 until October 1997. His term as director will expire in 2005.

     Robert S. Wholey – Mr. Wholey currently serves as Vice Chairman of Central Financial Corporation, a multi-bank holding company headquartered in Hutchinson, Kansas. He has held this position since June 2000. From 1978 through June 2000 Mr. Wholey was with GRA, Thompson, White & Company as Managing Director/CPA. His term as director will expire in 2005.

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

     The Bank’s Board of Directors also has an Executive/Nominating Committee and an Audit/Compliance Committee, which consist of the same members as those with the Company’s corresponding committees.

     The Bank’s Board of Directors also has a Loan Committee, an Asset/Liability Committee, and a Branch Building Committee. The Loan Committee consists of Gerald Reynolds (Chairman), Clinton Day, Don Hartsfield, Jack Murphy, Alan Arnold, Joe Ernest, and Steven Skow. The Asset/Liability Committee consists of Steven Skow (Chairman), James Bridges, Jeff Sanders, Rita Gray and Robert Skeen. The Branch Building Committee consists of Clinton Day, Steven Skow, James Bridges and Richard Peden.

Code of Ethics

     The Bank has adopted a code of ethics applicable to all of its officers and employees, which was last revised in November, 2004. The revised code of ethics satisfies the criteria set forth in Item 406(b) of the SEC’s Regulation S-B. We believe that it promotes ethical conduct and prevents conflicts of interest. We will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be directed to: Corporate Secretary, Integrity Bancshares, Inc., 11140 State Bridge Road, Alpharetta, GA, 30022. If we make an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) to Item 406 of the SEC’s Regulation S-B we will post such information on our Internet website, which is www.myintegritybank.com.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides information with respect to the annual compensation for services in all capacities for 2004, 2003 and 2002 for our Chief Executive Officer, our Executive Vice-Presidents, and our Senior Vice-Presidents who qualify as executive officers. No other officer earned more than $100,000 in 2004.

	Annual compensation (1)				Long-term compensation
					Securities
				Other	Underlying
				Annual	options		All other
Name and principal position	Year	Salary (2)	Bonus (3)	Compensation (4)	granted		compensation
Steven M. Skow	2004	$248,440	$87,500	$36,000	113,470	(5)	—
President and Chief	2003	215,540	—	8,000	228,312	(5)	—
Executive Officer	2002	163,276	—	—	—		—

Robert E. Skeen III	2004	225,240	40,000	—	9,000		—
Exec. Vice-President	2003	179,767	—	—	58,500		—
& Senior Lender	2002	156,245	—	—	—		—

Douglas G. Ballard II	2004	239,850	40,000	—	18,000		—
Exec. Vice-President	2003	156,020	—	—	49,500		—
& Regional Br. Pres.	2002	134,258	—	—	—		—

Rita B. Gray	2004	118,484	38,500	8,500	4,000		—
Senior Vice-President –	2003	113,911	—	4,000	54,000		—
Operations	2002	100,453	—	—	—		—

Jeff L. Sanders	2004	117,939	36,000	8,500	37,500		—
Senior Vice-President –	2003	44,967	—	—	—		—
C.F.O.	2002	—	—	—	—		—

(1)	In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer’s salary and bonus shown in the table.

(2)	Includes deferred compensation made at the individual’s election pursuant to our 401(k) plan.

(3)	Bonus’s were accrued in 2004 and paid in January, 2005.

(4)	Includes board fees for Mr. Skow, fees paid to Ms. Gray for her service as Secretary of the Bank, and fees paid to Mr. Sanders for his service as Secretary of Integrity Bancshares, Inc.

(5)	On January 23, 2003 Mr. Skow was granted an option to purchase five percent (5%) of our total outstanding common stock on the date of exercise. The number of securities underlying options granted represents the increase in options that accrued to Mr. Skow during 2004 by virtue of an increase in the number of outstanding shares during the year.

     No stock options were granted prior to 2003. The following table sets forth all individual grants of stock options during 2004 to our Chief Executive Officer, our Executive Vice-Presidents, and our Senior Vice-Presidents identified in the compensation table above.

Option grants in last fiscal year

	Number of
	securities	Percent of total		Market
	underlying	options granted	Exercise	price on
	options	to employees in	price per	date of	Expiration
Name	granted (1)	fiscal year	share	grant	Date
Steven M. Skow (2)
President and Chief	113,470	42.6%	$4.89	$9.00	January 22, 2013
Executive Officer
Robert E. Skeen III (3)
Exec. Vice-President	9,000	3.4%	9.00	9.00	August 17, 2014
& Senior Lender
Douglas G. Ballard II (3)
Exec. Vice-President	18,000	6.7%	9.00	9.00	August 17, 2014
& Regional Br. Pres.
Rita B. Gray (3)
Senior Vice-President	6,000	2.2%	9.00	9.00	August 17, 2014
Operations
Jeff L. Sanders (4)
Senior Vice-President	37,500	14.1%	9.00	9.00	August 17, 2014
& C.F.O.

(1)	The options will become fully vested and exercisable in the event of a “change in control” transaction, or in the event of death or disability. A “change in control” transaction is generally defined to include: (i) the acquisition of another person of more than twenty-five percent of the total combined voting power of the Company’s outstanding common stock; (ii) a change in the composition of a majority of the Board of Directors (changes that were approved by the existing directors or their approved successors are not considered); (iii) a merger or consolidation in which we are not the surviving entity; or (iv) the sale, transfer or disposition of substantially all of our assets.

(2)	On January 23, 2003 Mr. Skow was granted an option to purchase five percent (5%) of our total outstanding common stock on the date of exercise. The number of securities underlying options granted represents the increase in options that accrued to Mr. Skow during 2004 by virtue of an increase in the number of outstanding shares during the year.

(3)	Options listed are incentive options and were granted on August 18, 2004 at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The options vest and become exercisable in three annual installments beginning with date of grant.

(4)	Options were granted on August 18, 2004 at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The options vest and become exercisable in three equal annual installments beginning with one-third vesting immediately, one-third on the first anniversary of the date of grant, and the final one-third on the second anniversary of the date of grant. Of the 37,500 options granted, 33,333 are incentive stock options and 4,167 are non-qualifying options.

     None of the executive officers named above exercised any options during 2004. The following table provides information regarding options exercisable and unexercisable stock options held as of December 31, 2004 by our Chief Executive Officer, Executive Vice-Presidents, and Senior Vice-Presidents identified in the compensation table above.

Aggregate/year-end option values

Number of securities
underlying
	unexercised options	Value of unexercised
	granted at	in-the-money options at
	December 31, 2004 (1)	December 31, 2004 (1)
Name	exercisable/unexercisable	exercisable/unexercisable
Steven M. Skow (2)	63,405/278,377	$1,074,081/$4,715,706
President and Chief Executive Officer

Robert E. Skeen III (3)	39,450/28,050	$666,433/$440,026
Exec. Vice-President & Senior Lender

Douglas G. Ballard II (3)	35,100/32,400	$585,963/$483,507
Exec. Vice-President & Regional Br. Mgr.

Rita B. Gray (3)	37,200/22,800	$625,236/$366,504
Senior Vice-President – Operations

Jeff L. Sanders (4)	12,500/25,000	$160,375/$320,750
Senior Vice-President & C.F.O.

(1)	These values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 2004 ($21.83 per share based on reported trading) and the exercise price per share payable upon exercise of such options ($4.89 per share for 2003 grants and $9.00 per share for 2004 grants).

(2)	See footnote 2 to the table listing option grants in the last fiscal year for a description of Mr. Skow’s option holdings.

(3)	See footnote 3 to the table listing option grants in the last fiscal year for a description of these options.

(4)	See footnote 4 to the table listing option grants in the last fiscal year for a description of Mr. Sanders’ options.

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

     Mr. Skow is entitled to receive annually an increase in salary as may be determined by our board of directors. In addition to his salary, Mr. Skow is eligible for such incentives and performance bonuses as may be authorized by the board of directors in its sole discretion. Mr. Skow was also granted stock options to acquire 5% of our total outstanding common stock on the date of exercise at an exercise price per share of $4.89. The original agreement provided for the options to vest over a nine-year period and expire upon the earlier of (i) January 22, 2013 or (ii) three months after the termination of Mr. Skow’s employment. The vesting period accelerates in the case of a change in control transaction. In January 2005, the board of directors approved the full vesting of the options as of January 22, 2007. The board of directors also approved a plan amendment which calls for the full vesting of options in the event of death or disability.

     If the Bank terminates Mr. Skow’s employment other than “for cause” or if Mr. Skow terminates the agreement for “good reason”, then Mr. Skow will be entitled to severance pay equal to one year’s total compensation plus one month’s pay for each year of employment for up to 12 years, so that the maximum severance paid will be two years’ total compensation. “For cause” is defined to include, among other things, negligence or misconduct that constitutes as a matter of law a breach of Mr. Skow’s obligations or conduct that may be deemed by the board of directors to constitute moral turpitude. “Good reason” is defined to include, among other things, an adverse change in status or title or a reduction in base salary.

     If Mr. Skow’s employment is terminated after a change in control transaction (except for a “for cause” termination), Mr. Skow will be entitled to receive his salary through the month of the termination and severance pay equal to three times his then existing base salary. This payment is in addition to other amounts owed to Mr. Skow pursuant to the agreement.

     The employment agreement contains restrictions on Mr. Skow’s ability to compete with the Bank for a period of six months (one year if there termination is without cause) following the date of termination. He is also restricted on the disclosure and use of the Bank’s confidential information and trade secrets. In addition, he is restricted in his ability to solicit the Bank employees or customers with whom he had material contact during the 12-month period immediately preceding the termination of his employment.

Employment agreements with R.E. (Rob) Skeen, Rita Gray and Doug Ballard

     On January 23, 2003 the Bank entered into employment agreements with the following employees: R.E. (Rob) Skeen, Executive Vice President & Senior Lender; Rita Gray, Senior Vice President – Operations; and Doug Ballard, Executive Vice President & Regional Branch President. The agreements have initial terms of three years and are automatically extended for an additional year on the initial termination date and each anniversary thereafter unless either party gives the other 30 days prior written notice.

     These officers are entitled to receive annually an increase in salary as may be determined by the Bank’s Chief Executive Officer. In addition to their salaries, these employees are eligible for such incentives and performance bonuses as may be authorized by the board of directors and the Chief Executive Officer in their sole discretion. Mr. Skeen was granted stock options to acquire 58,500 shares of our common stock, Ms. Gray was granted stock options to acquire 54,000 shares of our common stock, and Mr. Ballard was granted stock options to acquire 49,500 shares of our common stock. These options have a per share exercise price of $4.89, vest over a two-year period (with one-third vesting immediately), and expire upon the earlier of (i) January 22, 2013 or (ii) three months after the termination of the employee’s employment with the Bank. The vesting period accelerates in the case of a change in control transaction. In January, 2005 the board of directors approved a plan amendment which calls for the full vesting of options in the event of death or disability.

     If the Bank terminates the employment other than “for cause” or if an employee terminates the agreement for “good reason”, then that employee will be entitled to severance pay equal to one month’s pay for each year employed by the Bank with a maximum of two years. “For cause” and “good reason” have similar definitions as those provided in the employment agreement for Mr. Skow.

     If the employment is terminated after a change in control transaction (except for a “for cause” termination), the terminated employee will be entitled to receive his or her salary through the month of the termination and severance pay equal to one times his or her then existing base salary. This payment is in addition to other amounts owed to the employee pursuant to the agreements.

     The employment agreements contain restrictions on the ability of the employees to compete with the Bank for a period of six months (one year if there termination is without cause) following the date of termination. The employees are also restricted on the disclosure and use of the Bank’s confidential information and trade secrets. In addition, the employees are restricted in their ability to solicit the Bank employees or the Bank customers with whom they had material contact during the 12-month period immediately preceding the termination of their employment.

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

     The Directors Plan authorized and reserved for issuance 292,500 shares of common stock. As of December 31, 2004 the Bank had granted options to purchase 247,500 shares of its common stock as allowed under the Directors Plan for an exercise price of $4.89 per share, which was determined to be the fair market value of our stock on the date of grant.

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

     If an optionee ceases to be a director or emeritus director, other than by reason of death or disability, all options held by such optionee shall be exercisable in full prior to the earlier of:

•	the original expiration date of such options; or

•	the date which is twelve months from the date that the optionee ceases to be a director or an emeritus director; provided that our board of directors in its discretion may extend this expiration date for an additional twelve months.

     Options will terminate on the date that is two years from the date that the optionee ceases to be a director or an emeritus director by reason of death or disability. If an optionee ceases to be a director or an emeritus director as a result of death or disability, all options held by such optionee will be exercisable in full prior to the earlier of:

•	the original expiration date of such options; or

•	the date which is two years from the date such optionee ceases to be a director or emeritus director by reason of death or disability.

     In the event of death, such options will become exercisable by the executor or personal representative of the optionee’s estate or by any person who acquired the right to exercise such options by will or the laws of descent and distribution.

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

     The total number of shares on which options may be granted under the Directors Plan and option rights (both as to the number of shares and the option price) will be appropriately adjusted for any increase or decrease in the number of outstanding shares of our common stock resulting from:

•	a stock split;

•	a payment of a stock dividend on our common stock;

•	a subdivision or combination of shares of our common stock;

•	a reclassification of our common stock; or

•	a merger or consolidation.

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

2003 Stock Option Plan

     In January 2003 our board of directors approved the 2003 Stock Option Plan (the “Plan”). The Plan, which was subsequently approved by our shareholders, is intended to advance the interests of Integrity Bancshares, Inc. and its shareholders by providing selected employees a sense of proprietorship and personal involvement and to encourage employees to remain with and devote their best efforts to Integrity Bancshares, Inc. and Integrity Bank.

     The Plan authorizes the issuance of 675,000 shares of our common stock and is administered by the board of directors. The options may be incentive stock options or non-qualified options. The price at which a stock option is exercisable cannot be less than the fair market value of our common stock on the date of the grant as determined in good faith by our board of directors.

     In August, 2004 the board of directors approved an increased in the number of shares available to the plan to 825,000. This increase is subject to shareholder approval at the 2005 annual meeting.

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

     The total number of shares on which options may be granted under the Plan and option rights (both as to the number of shares and the option price) will be appropriately adjusted for any increase or decrease in the number of outstanding shares of our common stock resulting from:

•	a stock split;

•	a payment of a stock dividend on our common stock;

•	a subdivision or combination of shares of our common stock;

•	a reclassification of our common stock; or

•	a merger or consolidation.

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

     Our board of directors has the right at any time to amend or terminate the Plan. The Plan will terminate on the date that is ten years after the date on which the Plan was adopted, or January 22, 2013. However, no amendments may be made to the Plan without the approval of our shareholders (except for amendments resulting from changes in our capitalization) which:

•	increase the total number of shares for which options may be granted under the Plan;

•	change the minimum purchase price for the options;

•	affect any outstanding option or any unexercised right thereunder;

•	extend the option period; or

•	extend the termination date of the Plan.

Compensation of directors

     From January, 2004 through May, 2004 our directors received $750 per month as a fee for their service on the board of directors of Integrity Bancshares, Inc., and $1,750 per month as a fee for their service on the Bank’s board of directors. Beginning in June, 2004 each director received $1,000 per month as a fee for their service on the board of directors of Integrity Bancshares, Inc., and $2,000 per month as a fee for their service on the Bank’s board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of December 31, 2004, by each director, our Chief Executive Officer, Executive Vice Presidents, our Senior Vice Presidents listed in the summary compensation table on page 35, and all of the named directors and executive officers as a group. Except as disclosed below, we know of no person who beneficially owns more than 5% of our common stock.

	Number of shares of
	common stock
	beneficially owned
Name and address of beneficial owner	(1)		Percentage
Clinton M. Day, Chairman	456,112	(2)	6.63%
4725 Peachtree Corners Circle, Suite 300
Norcross, GA 30092

Steven M. Skow, Director/CEO	137,482	(3)	2.00%
11140 State Bridge Road
Alpharetta, GA 30022

	Number of shares of
	common stock
	beneficially owned
Name and address of beneficial owner	(1)		Percentage
Alan K. Arnold, Director	101,409	(4)	1.48%
9340 Colonnade Trail
Alpharetta, GA 30022

James E. Bridges, Director	112,500	(4)	1.64%
11130 State Bridge Rd., Suite D-201
Alpharetta, GA 30022

Joseph J. Ernest, Director	107,034	(4)	1.56%
5275 Triangle Pkwy., Suite 150
Norcross, GA 30092

Don C. Hartsfield, Director	192,376	(4)	2.80%
106 Colony Park Drive
Cumming, GA 30040

Jack S. Murphy, Director	190,875	(4)	2.78%
655 Atlanta Rd., Suite 610
Cumming, GA 30040

Richard H. Peden, Sr., Director	243,420	(4)	3.54%
11245 Old Roswell Rd.
Alpharetta, GA 30004

Charles J. Puckett, Director	406,575	(4)	5.92%
P.O. Box 1550
Carrollton, GA 30112

Gerald O. Reynolds, Director	108,843	(4)	1.58%
95 Old Stratton Chase
Atlanta, GA 30328

Robert S. Wholey, Director	97,788	(4)	1.42%
4801 Town Center Drive
Leawood, KS 66211

Robert E. Skeen III, EVP & Senior Lender	63,450	(5)	0.92%
555 Ambergate Ct.
Roswell, GA 30076

Douglas G. Ballard II, EVP & Regional Br. Pres.	52,897	(6)	0.77%
1505 Spring Garden Way
Canton, GA 30115

Rita B. Gray, SVP – Operations	69,652	(7)	1.01%
3652 Avensong Village Circle
Alpharetta, GA 30004

Jeff L. Sanders, SVP and CFO	17,751	(8)	0.26%
3920 Barberry Court
Cumming, GA 30041

All current directors and executive	2,358,164	(9)	34.31%
officers as a group (14 persons)

(1)	The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options or other rights.

(2)	Includes 10,170 shares held in trust for Mr. Day’s children and options to purchase 22,500 shares at $4.89/share.

(3)	Includes options to purchase 83,857 shares at $4.89/share.

(4)	Includes options to purchase 22,500 shares at $4.89/share.

(5)	Includes options to purchase 58,500 shares at $4.89/share and 450 shares at $9.00/share.

(6)	Includes options to purchase 49,500 shares at $4.89/share and 2,100 shares at $9.00/share.

(7)	Includes options to purchase 54,000 shares at $4.89/share and 1,200 shares at $9.00/share.

(8)	Includes options to purchase 12,500 shares at $9.00/share.

(9)	Includes options to purchase 247,500 shares under the Directors Stock Option Plan and 239,608 shares under the 2003 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of our directors and executive officers, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during 2004, and such transactions are expected to continue in the future. All loans and commitments to loan included in these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a nominal risk of collectability or present other unfavorable features. None of the loans outstanding to our directors or officers, members of their families or companies or firms with which they are associated were non-performing as of December 31, 2004. Total loans outstanding to our directors and executive officers or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest) amounted to an aggregate of $8.8 million on December 31, 2004.

     In 2003, the Company purchased an administrative building adjacent to its main office building from James E. Bridges, a director of the Company, at a cost of $2.6 million. We believe the purchase price was on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers. In August, 2004 the Company sold the administrative building and related improvements to a non-affiliated party for $5.0 million cash in a sale-leaseback transaction.

     A full-service branch (financial center) was opened in July, 2003 in Roswell (Fulton County), Georgia. The branch was constructed at a cost of $2.0 million, including the acquisition price of the land in the amount of $883,000 and construction costs of $819,000. The construction was provided by a company owned by Richard H. Peden, Sr., a director. We believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

     Another financial center was opened in June, 2004 in Smyrna (Cobb County), Georgia at a total cost of

     $2.6 million, including the acquisition price of the land in the amount of $1.2 million and construction costs of $1.4 million. The construction was provided by the same company that built the Roswell financial center. As with the purchase of the office building and the construction of the branch described above, we believe that the construction was provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit
Number	Description
3.1	articles of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on January 25, 2000 – File No. 333-95335)

3.2	bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on January 25, 2000 – File Nos. 333-95335)

10.1	Employment agreement with Steven M. Skow (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.2	Employment agreement with Rob Skeen (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.3	Employment agreement with Doug Ballard (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.4	Employment agreement with Rita Gray (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.5	2003 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.6	Amendment No. 1 to 2003 Stock Option Plan*

10.7	Amendment No. 2 to 2003 Stock Option Plan*

10.8	2003 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

13.1	Integrity Bancshares, Inc. Financial Statements as of December 31, 2003

21	Subsidiaries of the Registrant

23	Consent of Mauldin & Jenkins, LLC

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

(b)	The Company filed the following Form 8-K’s during the fourth quarter of 2004:

October 22, 2004 – Announcing financial results for the third quarter of 2004. November 15, 2004 – Announcing restated financial results for the third quarter of 2004. December 13, 2004 – Announcing 3-for-2 stock split payable on January 24, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Mauldin & Jenkins, LLC billed the Company $51,800 for 2004 and $64,750 for 2003 for professional services relating to the annual audit and 10-QSB reviews or services that are normally provided by the accountant in connection with statutory and regulatory filings. The Audit Committee of the Board of Directors of the Company has considered whether the providing of the services covered under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” is compatible with maintaining the independence of Mauldin & Jenkins, LLC.

Audit-Related Fees

     Mauldin & Jenkins, LLC billed the Company $0 for 2004 and $0 for 2003 for audit-related fees.

Tax Fees

     Mauldin & Jenkins, LLC billed the Company $5,300 for 2004 and $4,500 for 2003 for professional services relating to tax compliance, tax advice and tax planning.

All Other Fees

     Mauldin & Jenkins, LLC billed the Company $0 for 2004 and $1,800 for 2003 for Federal Home Loan Bank mortgage collateral verification agreed upon procedures.

Preapproval by Audit Committee

     Under the Audit Committee’s charter, the Audit Committee is required to give advanced approval of any non-audit services to be performed by the Company’s auditors, provided that such services are not otherwise prohibited by law.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC. (Registrant)
By:	/s/ Steven M. Skow
Steven M. Skow
President and Chief Executive Officer Date: March 29, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven M. Skow Steven M. Skow, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 29, 2005
/s/ Jeff L. Sanders Jeff L. Sanders, Senior Vice- President & C.F.O [Principal Financial Officer and Principal Accounting Officer]	Date: March 29, 2005
/s/ Clinton M. Day Clinton M. Day, Director	Date: March 29, 2005
/s/Alan K. Arnold Alan K. Arnold, Director	Date: March 29, 2005
/s/ Joseph J. Ernest Joseph J. Ernest, Director	Date: March 29, 2005
/s/ Don C. Hartsfield Don C. Hartsfield, Director	Date: March 29, 2005
/s/ Jack S. Murphy Jack S. Murphy, Director	Date: March 29, 2005

/s/ Richard H. Peden, Sr. Richard H. Peden, Sr, Director	Date: March 29, 2005
/s/ Charles J. Puckett Charles J. Puckett, Director	Date: March 29, 2005
/s/ Gerald O. Reynolds Gerald O. Reynolds, Director	Date: March 29, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     Integrity Bancshares, Inc. expects to send a proxy statement to its shareholders with respect to the annual meeting of shareholders subsequent to the filing of this Form 10-KSB. It will furnish copies of such material to the Commission when the proxy statement is sent to shareholders.