Form 10QSB
period 2005-03-31
INTEGRITY BANCSHARES INC
filed 2005-05-16
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2005: 6,506,097; no par value.

Transitional Small Business Disclosure Format Yes ☐ No ☑

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

Assets

Cash and due from banks	$1,988,157
Interest-bearing deposits in banks	60,292
Federal funds sold	—
Securities available-for-sale, at fair value	60,063,856
Restricted equity securities, at cost	889,300

Loans	451,682,998
Less allowance for loan losses	3,844,801

Loans, net	447,838,197

Premises and equipment	8,601,805
Other assets	5,319,077

Total assets	$524,760,684

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$8,036,505
Interest-bearing	456,696,996

Total deposits	464,733,501

Federal funds purchased	4,047,000
Other borrowings	6,186,000
Other liabilities	4,687,737

Total liabilities	479,654,238

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized; 6,493,597 shares issued and outstanding	40,681,950
Retained earnings	5,155,126
Accumulated other comprehensive loss	(730,630)

Total stockholders’ equity	45,106,446

Total liabilities and stockholders’ equity	$524,760,684

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Loans	$7,671,292	$4,231,246
Taxable securities	607,907	316,071
Deposits in banks	1,121	378
Federal funds sold	6,956	8,719

Total interest income	8,287,276	4,556,414

Interest expense
Deposits	2,876,415	1,367,250
Federal funds purchased, securities sold under repurchase agreements and other borrowings	330,284	104,681

Total interest expense	3,206,699	1,471,931

Net interest income	5,080,577	3,084,483
Provision for loan losses	571,841	140,806

Net interest income after provision for loan losses	4,508,736	2,943,677

Other income
Service charges on deposit accounts	11,006	12,990
Other operating income	179,470	49,365

Total other income	190,476	62,355

Other expenses
Salaries and employee benefits	1,500,484	890,155
Occupancy and equipment expenses	402,781	177,964
Other operating expenses	671,844	480,515

Total other expenses	2,575,109	1,548,634

Net income before income taxes	2,124,103	1,457,398

Income tax expense	790,380	570,700

Net income	1,333,723	886,698

Other comprehensive income (loss):
Unrealized gains (losses) on securities available- for-sale arising during period, net of tax	(531,882)	22,771

Comprehensive income	$801,841	$909,469

Basic earnings per share	$0.21	$0.21

Diluted earnings per share	$0.19	$0.20

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,333,723	$886,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	122,643	91,337
Provision for loan losses	571,841	140,806
Stock compensation	221,659	77,310
Increase in interest receivable	(322,575)	(141,751)
Increase in interest payable	447,101	111,514
Gain on sale of other real estate	—	(2,528)
Gain on sale of premises and equipment	(103,125)	—
Net other operating activities	142,630	(1,168,790)

Net cash provided by (used in) operating activities	2,413,897	(5,404)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	227,670	(141,699)
Purchases of securities available-for-sale	(15,476,806)	(1,989,688)
Proceeds from maturities of securities available-for-sale	2,496,402	2,589,695
Redemption of restricted equity securities	343,300	150,000
Net increase in federal funds sold	—	(14,005,000)
Net increase in loans	(65,937,386)	(6,963,501)
Loan proceeds payable to participants	—	6,171,609
Proceeds from sale of other real estate	—	206,380
Purchase of premises and equipment	(111,001)	(913,560)

Net cash used in investing activities	(78,457,821)	(14,895,764)

FINANCING ACTIVITIES
Net increase in deposits	91,461,250	21,942,737
Net decrease in federal funds purchased	(232,000)	(10,000,000)
Net repayments of other borrowings	(15,000,000)	—
Proceeds from exercised stock options	528,120	—
Net proceeds from sale of common stock	—	3,648,716

Net cash provided by financing activities	76,757,370	15,591,453

Net increase in cash and due from banks	713,446	690,285

Cash and due from banks, beginning of period	1,274,711	1,693,155

Cash and due from banks, end of period	$1,988,157	$2,383,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$2,759,598	$1,360,417

Income taxes	$68,319	$1,616,688

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

The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $221,659 and $48,126 for the three months ended March 31, 2005 and 2004, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$1,333,723	$886,698
Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	66,631	(23,225)

Pro forma net income	$1,400,354	$863,473

Earnings per share:
Basic — as reported	$.21	$.21

Basic — pro forma	$.22	$.21

Diluted — as reported	$.19	$.20

Diluted — pro forma	$.20	$.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	6,458,997	4,144,844

Net income	$1,333,723	$886,698

Basic earnings per share	$0.21	$0.21

Diluted Earnings Per Share:
Weighted average common shares outstanding	6,458,997	4,144,844
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	572,261	324,159

Total weighted average common shares and common stock equivalents outstanding	7,031,258	4,469,003

Net income	$1,333,723	$886,698

Diluted earnings per share	$0.19	$0.20

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS (Continued)

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the “Company”) and its bank subsidiary, Integrity Bank (the “Bank”), during the period included in the accompanying consolidated financial statements.

Forward Looking Statements

     Certain of the statements made herein under the caption “Management’s Discussion and Analysis” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

     The Company believes the following critical accounting policy requires the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.

     Allowance for loan losses. The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

Liquidity and Capital Resources

     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities, As of March 31, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

     At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	10.56%	10.30%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.25	9.98	6.00
Total capital	11.01	10.75	10.00

*The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status.

     In order to continue the growth in assets, the directors have preliminarily approved a private placement offering of common stock up to $15 million. This offering should take place beginning in May, 2005, and will be available to accredited investors. We believe that the capital raised from the offering should allow the company to continue growing assets while complying with the minimum capital requirements discussed above. Future earnings will also assist in keeping these ratios at satisfactory levels.

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2005
(Dollars in Thousands)
Commitments to extend credit	$108,945
Letters of credit	1,771

$110,716

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

Financial Condition

     The following is a summary of our balance sheets for the periods indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)

Cash and due from banks	$1,988	$1,275
Interest-bearing deposits in banks	60	288
Federal funds sold	—	—
Securities	60,064	47,928
Restricted equity securities	889	1,233
Loans, net	447,838	382,473
Premises and equipment	8,602	8,608
Other assets	5,320	4,370

	$524,761	$446,175

Deposits	$464,734	$373,272
Federal funds purchased	4,047	4,279
Other borrowings	6,186	21,186
Other liabilities	4,688	3,883
Stockholders’ equity	45,106	43,555

	$524,761	$446,175

     Our total assets grew 17.6% in the first quarter of 2005. Deposit grew $91.5 million, including $55.3 of brokered time deposits. The brokered deposits have maturities comparable to our local time deposits, and were obtained at more favorable rates. The funds obtained from the deposits were used primarily to fund loan growth of $65.4 million, purchase additional securities of $12.1 million, and pay down other borrowings of $15.0 million. Our ratio of gross loans to deposits and other borrowings decreased to 95.9% at March 31, 2005 from 97.8% at December 31, 2004, although loan demand in our primary market areas continues to be strong. Our total equity increased $1.6 million due to year-to-date net income of $1,334,000, paid-in capital from the exercising of stock options of $528,000, paid-in capital from stock option expense of $222,000, and an increase in the unrealized loss on securities available-for-sale, net of tax, of $532,000.

     Other assets increased $950,000 during the first quarter of 2005, primarily due to increases in accrued interest receivable and deferred income taxes on unrealized losses on securities. Other liabilities increased $805,000 in the same period, primarily due to increases in accrued payables for interest and income taxes.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)

Interest income	$8,287	$4,556
Interest expense	3,206	1,472

Net interest income	5,081	3,084

Provision for loan losses	572	141
Other income	190	62
Other expense	2,575	1,548

Pretax income	2,124	1,457

Income taxes	790	570

Net income	$1,334	$887

     Our net interest income increased by $2.0 million during the first quarter of 2005 compared to the same period in 2004. The increase in net interest income is due primarily to the increased volume of average loans and securities. Our net interest margin decreased to 4.27% during the first quarter of 2005 as compared to 4.45% during the first quarter of 2004 and to 4.39% for the entire year of 2004. The decrease in the net interest margin is due to the cost of funds increasing more than the yield on loans over the period. Yields earned on loans increased to 7.29% in the first quarter of 2005 as compared to 6.89% in the first quarter of 2004. Our cost of funds, including non-interest bearing deposits, increased to 2.90% in the first quarter of 2005 as compared to 2.22% in the first quarter of 2004.

     The provision for loan losses increased by $431,000 in the first quarter of 2005 compared to the same period in 2004. This increase is due primarily to the gross loan portfolio growing $65.8 million in the first quarter of 2005 vs. $7.0 million in the first quarter of 2004. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

     There were no nonaccrual loans or loans past due ninety days or more and still accruing interest at March 31, 2005. Potential problem loans consist of 6 various credits which are currently less than 90 days past due and are accruing interest, but have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $3.8 million in the allowance for loan losses at March 31, 2005, or 0.85% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2005 and 2004 is as follows:

	March 31,
	2005	2004

	(Dollars in Thousands)

Nonaccrual loans	$0	$2,869
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	1,205
Restructured loans	0	0
Potential problem loans	1,199	2,179
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	124
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

     Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$421,200	$245,527

Balance of allowance for loan losses at beginning of period	$3,433	$3,573

Loans charged off
Commercial and financial	(210)	0
Real estate mortgage	0	0
Installment	0	0

	(210)	0

Loans recovered
Commercial and financial	0	0
Real estate mortgage	50	0
Installment	0	0

	50	0

Net (charge-offs)/recoveries	(160)	0

Additions to allowance charged to operating expense during period	572	141

Balance of allowance for loan losses at end of period	$3,845	$3,714

Ratio of net loans charged off during the period to average loans outstanding	0.04%	0.00%

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

     Other income has increased in the first quarter of 2005 as compared to the same period in 2004 by $128,000 primarily due to the recognized gain on the sale of our administrative building of $103,000 and an increase in rental income from subleases on the administrative building of $19,000.

     Other expenses increased in the first quarter of 2005 as compared to the same period in 2004 by $1,026,000 due to increased salaries and employee benefits of $610,000, increased occupancy and equipment expenses of $225,000, and increased other operating expenses of $191,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 47 at March 31, 2005 from 36 at March 31, 2004, an increase in compensation expense recognized for variable stock options of $144,000, and to annual salary increases. The increase in the number of employees is due to our overall growth. The increase in occupancy and equipment expense is primarily due to lease expense on an administrative building of $140,000, our overall growth, and additional expenses related to our Vinings financial center which opened in June, 2004. The increase in other operating expense is due primarily to growth, with the largest increases in the categories of donations/tithing of $45,000, consulting fees of $35,000, and data processing expenses of $26,000.

     The Company has recorded income tax expense of $790,000 in the first quarter of 2005 as compared to $571,000 in the first quarter of 2004. The rate of tax as a percentage of pretax income was 37.2% for 2005 and 39.2% for 2004.

     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2005.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company did not sell equity securities during the first quarter of 2005 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the first quarter of 2005.

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
Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) The Company filed the following Form 8-K during the first quarter of 2005:

January 21, 2005 – Announcing financial results for the fourth quarter and year ended 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: May 13, 2005	BY:	/s/ Steven M. Skow

Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: May 13, 2005	BY:	/s/ Jeff L. Sanders

Jeff L. Sanders, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)