Form 10QSB
period 2005-06-30
INTEGRITY BANCSHARES INC
filed 2005-08-15
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2005: 7,180,771; no par value.
Transitional Small Business Disclosure Format            Yes ☐ No ☑

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2005
Assets
Cash and due from banks	$6,254,613
Interest-bearing deposits in banks	385,690
Federal funds sold	770,000
Securities available-for-sale, at fair value	57,139,000
Restricted equity securities, at cost	1,699,300

Loans	523,763,710
Less allowance for loan losses	4,513,912

Loans, net	519,249,798

Premises and equipment	8,677,655
Other assets	5,316,641

Total assets	$599,492,697

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$9,987,826
Interest-bearing	498,979,067

Total deposits	508,966,893

Federal funds purchased	—
Other borrowings	24,186,000
Other liabilities	3,784,826

Total liabilities	536,937,719

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 7,180,771 shares issued and outstanding	56,163,384
Retained earnings	6,630,421
Accumulated other comprehensive loss	(238,827)

Total stockholders’ equity	62,554,978

Total liabilities and stockholders’ equity	$599,492,697

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans	$9,317,144	$4,687,310	$16,988,436	$8,918,556
Taxable securities	669,377	359,555	1,277,284	675,626
Deposits in banks	1,472	443	2,593	821
Federal funds sold	5,969	5,398	12,925	14,117

Total interest income	9,993,962	5,052,706	18,281,238	9,609,120

Interest expense
Deposits	3,800,251	1,414,269	6,676,666	2,781,519
Federal funds purchased, securities sold under repurchase agreements and other borrowings	317,924	147,834	648,208	252,515

Total interest expense	4,118,175	1,562,103	7,324,874	3,034,034

Net interest income	5,875,787	3,490,603	10,956,364	6,575,086
Provision for loan losses	663,511	571,642	1,235,352	712,448

Net interest income after provision for loan losses	5,212,276	2,918,961	9,721,012	5,862,638

Other income
Service charges on deposit accounts	14,768	15,851	25,774	28,841
Other operating income	181,351	61,520	360,821	110,885

Total other income	196,119	77,371	386,595	139,726

Other expenses
Salaries and employee benefits	1,737,131	871,788	3,237,615	1,761,943
Occupancy and equipment expenses	431,473	202,562	834,254	380,526
Other operating expenses	896,497	601,141	1,568,341	1,081,656

Total other expenses	3,065,101	1,675,491	5,640,210	3,224,125

Net income before income taxes	2,343,294	1,320,841	4,467,397	2,778,239

Income tax expense	868,000	456,700	1,658,380	1,027,400

Net income	1,475,294	864,141	2,809,017	1,750,839

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	491,803	(677,784)	(40,079)	(655,013)

Comprehensive income	$1,967,097	$186,357	$2,768,938	$1,095,826

Basic earnings per share	$0.22	$0.17	$0.43	$0.39

Diluted earnings per share	$0.20	$0.17	$0.39	$0.36

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$2,809,017	$1,750,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	253,850	187,129
Provision for loan losses	1,235,352	712,448
Stock compensation	479,367	77,310
Increase in interest receivable	(580,973)	(242,222)
Increase in interest payable	83,516	167,917
Gain on sale of other real estate	—	(16,756)
Gain on sale of premises and equipment	(206,250)	—
Net other operating activities	(320,522)	(1,742,970)

Net cash provided by (used in) operating activities	3,753,357	893,695

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(97,728)	(23,885)
Purchases of securities available-for-sale	(15,476,806)	(19,286,294)
Proceeds from maturities of securities available-for-sale	6,201,961	6,941,710
Purchase of restricted equity securities	(466,700)	(1,075,000)
Net (increase) decrease in federal funds sold	(770,000)	2,439,000
Net increase in loans	(138,012,498)	(54,789,692)
Proceeds from sale of other real estate	—	206,380
Purchase of premises and equipment	(313,013)	(2,017,203)

Net cash used in investing activities	(148,934,784)	(67,604,984)

FINANCING ACTIVITIES
Net increase in deposits	135,694,642	39,719,004
Net decrease in federal funds purchased	(4,279,000)	(4,226,000)
Net proceeds of other borrowings	3,000,000	24,500,000
Proceeds from exercised stock options	750,645	—
Net proceeds from sale of common stock	14,995,042	10,741,083

Net cash provided by financing activities	150,161,329	70,734,087

Net increase in cash and due from banks	4,979,902	4,022,798

Cash and due from banks, beginning of period	1,274,711	1,693,155

Cash and due from banks, end of period	$6,254,613	$5,715,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$7,241,358	$2,866,117

Income taxes	$1,867,719	$2,754,888
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
     The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
NOTE 2. STOCK COMPENSATION PLANS
     At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $479,367 and $77,311 for the six months ended June 30, 2005 and 2004, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	June 30,
	2005	2004
Net income, as reported	$1,475,294	$864,141
Difference between stock-based employee compensation expense determined under fair value Based method and APB No. 25 for all awards, net of tax	(285,196)	(10,781)

Pro forma net income	$1,190,098	$853,360

Earnings per share:
Basic — as reported	$.22	$.17

Basic — pro forma	$.18	$.17

Diluted — as reported	$.20	$.17

Diluted — pro forma	$.16	$.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Net income, as reported	$2,809,017	$1,750,839
Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	(218,565)	(34,006)

Pro forma net income	$2,590,452	$1,716,833

Earnings per share:
Basic — as reported	$.43	$.39

Basic — pro forma	$.40	$.38

Diluted — as reported	$.39	$.36

Diluted — pro forma	$.36	$.35
NOTE 3. EARNINGS PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	6,650,139	4,949,932

Net income	$1,475,294	$864,141

Basic earnings per share	$0.22	$0.17

Diluted Earnings Per Share:
Weighted average common shares outstanding	6,650,139	4,949,932
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	598,923	300,993

Total weighted average common shares and common stock equivalents outstanding	7,249,062	5,250,925

Net income	$1,475,294	$864,141

Diluted earnings per share	$0.20	$0.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	6,554,231	4,547,388

Net income	$2,809,017	$1,750,839

Basic earnings per share	$0.43	$0.39

Diluted Earnings Per Share:
Weighted average common shares outstanding	6,554,231	4,547,388
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	580,285	300,489

Total weighted average common shares and common stock equivalents outstanding	7,134,516	4,847,877

Net income	$2,809,017	$1,750,839

Diluted earnings per share	$0.39	$0.36

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
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.
     At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	11.71%	11.87%	5.00%
Risk-based capital ratios:
Tier 1 capital	11.50	11.25	6.00
Total capital	12.26	12.01	10.00

*The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status.
     To obtain regulatory approval to issue $6 million of trust preferred securities in December, 2003, the Federal Reserve Bank of Atlanta required the company to maintain a “well-capitalized” status on a consolidated basis as well as for the Bank until November 1, 2005. However, the company received notification from the Federal Reserve Bank of Atlanta in May, 2005 stating that this commitment was no longer required. The early release from the commitment was given due to the company’s satisfactory financial condition and the fact that the Bank had been in operation for four and a half years. Although the company is no longer required to maintain a “well-capitalized” status, current capital levels exceed the minimum requirements to be considered “well-capitalized”.
     In order to continue the growth in assets, the Company completed a private placement offering of common stock, raising $15 million in the second quarter of 2005. As a result of this offering, the company issued an additional 652,174 shares of common stock. We believe that the capital raised from the offering should allow the company to continue growing assets while complying with the minimum capital requirements discussed above. While we expect our capital ratios to decline as we deploy this additional capital into loans and other earning assets, we anticipate that the ratios will continue to exceed the minimum regulatory requirements. Future earnings will also assist in keeping these ratios at satisfactory levels.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2005
(Dollars in Thousands)
Commitments to extend credit	$146,569
Letters of credit	2,507

$149,076

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
Financial Condition
     The following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in Thousands)

Cash and due from banks	$6,254	$1,275
Interest-bearing deposits in banks	386	288
Federal funds sold	770	—
Securities	57,139	47,928
Restricted equity securities	1,699	1,233
Loans, net	519,250	382,473
Premises and equipment	8,678	8,608
Other assets	5,317	4,370

	$599,493	$446,175

Deposits	$508,967	$373,272
Federal funds purchased	—	4,279
Other borrowings	24,186	21,186
Other liabilities	3,785	3,883
Stockholders’ equity	62,555	43,555

	$599,493	$446,175

     Our total assets grew $153 million, or 34.4%, in the first six months of 2005. Deposits grew $136 million, including $71.3 million of brokered time deposits. The brokered deposits have maturities comparable to our local time deposits, and were obtained at more favorable rates. The funds obtained from the deposits were used primarily to fund loan growth of $137 million. Our ratio of gross loans to deposits and other borrowings increased to 98.2% at June 30, 2005 from 97.8% at December 31, 2004. Our total equity increased $19 million due to the private placement stock offering which raised $15 million of new capital, year-to-date net income of $2,809,000, paid-in capital from the exercising of stock options of $751,000, paid-in capital from stock option expense of $479,000, and a decrease in the unrealized loss on securities available-for-sale, net of tax, of $40,000.
     Cash and due from banks increased $5.0 million in the first six months of 2005 due to normal fluctuations in the timing of credits from customer deposits. These balances are transferred into interest-bearing federal funds daily. Securities increased $9.2 million due to purchases (net of paydowns) of investment securities for liquidity purposes. Other assets increased $950,000 during the first half of 2005, primarily due to increases in accrued interest receivable and deferred income taxes on unrealized losses on securities. Other borrowings increased $3.0 million due to increased advances from the Federal Home Loan Bank of Atlanta.
Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$9,994	$5,053
Interest expense	4,118	1,562

Net interest income	5,876	3,491

Provision for loan losses	664	572
Other income	196	77
Other expense	3,065	1,675

Pretax income	2,343	1,321

Income taxes	868	457

Net income	$1,475	$864

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$18,281	$9,609
Interest expense	7,325	3,034

Net interest income	10,956	6,575

Provision for loan losses	1,235	712
Other income	386	139
Other expense	5,640	3,224

Pretax income	4,467	2,778

Income taxes	1,658	1,027

Net income	$2,809	$1,751

     Our net interest income increased by $2.4 million and $4.4 million during the three and six-month periods of 2005, respectively, compared to the same periods in 2004. The increase in net interest income is due in part to the increased volume of average loans and securities, as well as the continued rising rate environment. Prime rate has increased 225 basis points since June 30, 2004, which has significantly benefited our primarily floating rate loan portfolio. Our net interest margin decreased to 4.25% during the first six months of 2005 as compared to 4.51% for the same period in 2004. The decline was largely due to an increased cost of funds outpacing improvements in the yield on earnings assets. A look at the net interest margin of 4.20% for the current quarter reveals that the margin has continued to tighten with the rising cost of obtaining retail and brokered time deposits needed to fund the strong loan growth. Yields earned on loans increased to 7.44% in the second quarter of 2005 as compared to 6.85% in the second quarter of 2004. Our cost of funds increased to 3.14% in the second quarter of 2005 as compared to 2.21% in the same period of 2004.
     The provision for loan losses increased by $523,000, or 73%, in the first six months of 2005 compared to the same period in 2004. This increase is due primarily to the 80% growth rate in gross loans since June 30, 2004. For the second quarter of 2005, the provision for loan losses was up $92,000 from the comparable period in 2004. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.
     There were no nonaccrual loans or loans past due ninety days or more and still accruing interest at June 30, 2005. Potential problem loans consist of 14 various credits which are currently less than 90 days past due and are accruing interest, but have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. These loans total $4.4 million, of which $3.7 million is collateralized with real estate. Management believes the $4.5 million in the allowance for loan losses at June 30, 2005, or 0.86% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)

Nonaccrual loans	$0	$2,319
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	4,422	1,641
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	100
Interest income that was recorded on nonaccrual and restructured loans	0	0
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
     Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 is as follows:

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$456,840	$258,011

Balance of allowance for loan losses at beginning of period	$3,433	$3,573

Loans charged off
Commercial and financial	(210)	0
Real estate mortgage	0	(550)
Installment	0	0

	(210)	(550)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	56	0
Installment	0	0

	56	0

Net (charge-offs)/recoveries	(154)	(550)

Additions to allowance charged to operating expense during period	1,235	712

Balance of allowance for loan losses at end of period	$4,514	$3,735

Ratio of net loans charged off during the period to average loans outstanding	0.03%	0.21%

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
     Other income has increased in the first six months of 2005 as compared to the same period in 2004 by $247,000 primarily due to the recognized gain on the sale of our administrative building of $206,000 and an increase in rental income from subleases on the administrative building of $38,000. For the current quarter, other income increased $119,000 over the second quarter of 2004 for the same reasons as described for the increase in year to date.
     Other expenses increased 75%, or $2.4 million, during the first six months of 2005 compared to the same period last year. The increase was due to increased salaries and employee benefits of $1.5 million, increased occupancy and equipment expenses of $454,000, and increased other operating expenses of $487,000. Salaries and employee benefits have increased this year to date compared to last year to date due to an increase in the number of full time equivalent employees to 54 at June 30, 2005 from 41 at June 30, 2004, an increase in compensation expense recognized for variable stock options of $402,000, and annual salary increases. The increase in the number of employees is due to strong organic growth over the past twelve months. Occupancy and equipment expense increased primarily as a result of lease expense on an administrative building of $280,000, our overall growth, and additional expenses related to our Vinings financial center which opened in June, 2004. The increase in other operating expense is due primarily to growth, with the largest increases in the categories of consulting fees of $126,000, donations/tithing of $89,000, directors’ fees of $91,000, and data processing expenses of $54,000.
     During the second quarter of 2005, other expenses increased 83%, or $1.4 million, over the comparable quarter of 2004. The largest portion of the increase was an increase of $865,000 in salaries and benefits. Since June 30, 2004, we have opened one full-service location and one loan production office as well as increased staff to support the strong overall growth the Bank has experienced over the past year. Other overhead categories have increased comparing the second quarter of this year to the same period last year for the same reasons.
     The Company has recorded income tax expense of $868,000 and $1.7 million in the second quarter of 2005 and for the year to date period, respectively, as compared to $457,000 and $1.1 million for the same periods in 2004. The year to date rate of tax as a percentage of pretax income was 37.1% for 2005 and 37.0% for 2004.
     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
ITEM 3. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first six months of 2005.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     As reported on a Form 8-K filed with the Securities and Exchange Commission on May 19, 2005, the Company commenced an offering of up to 652,174 shares of its common stock on May 18, 2005 at a per share price of $23.00 for aggregate proceeds of $15,000,002. This offering was designed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. All shares that were offered were sold. The Company did not repurchase any equity securities during the second quarter of 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Company’s Annual Meeting of Shareholders was held on May 18, 2005.

(b)	See (c) below for the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

(c)	The following matter was voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (4,707,849 or 72.5% of the total outstanding shares on the record date) voted as follows:
1. Proposal to elect 4 Class III directors to serve for a three-year term.

Director	For	Against	Abstain
Charles J. Puckett	4,654,832	0	53,017
Gerald O. Reynolds	4,655,507	0	52,342
Steven M. Skow	4,655,507	0	52,342
Robert S. Wholey	4,655,507	0	52,342
The other directors whose term of office continued after the meeting are Alan K. Arnold, James E. Bridges, Clinton M. Day, Joseph J. Ernest, Don C. Hartsfield, Jack S. Murphy, and Richard H. Peden, Sr.

2. Proposal to amend the 2003 Stock Option Plan.

For	Against	Abstain	Broker Non Vote
3,481,809	51,544	21,333	1,153,163
3. Proposal to increase the authorized shares of Common Stock to 50,000,000

For	Against	Abstain
4,658,977	34,039	14,833
ITEM 5. OTHER INFORMATION.
     The company filed articles of amendment with the Secretary of State of Georgia on June 10, 2005 that increased the number of authorized shares of common stock to 50,000,000 from 10,000,000. As reported under Item 4 of this Form 10-QSB, this amendment was approved by the company’s shareholders.
ITEM 6. EXHIBITS
3.1	Articles of Amendment to the Company’s Articles of Incorporation

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: August 10, 2005	BY:	/s/ Steven M. Skow

Steven M.Skow, President and C.E.O.
(Principal Executive Officer)

DATE: August 10, 2005	BY:	/s/ Jeff L. Sanders

Jeff L. Sanders, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)