Form 10QSB
period 2005-09-30
INTEGRITY BANCSHARES INC
filed 2005-11-10
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
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
Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2005: 14,361,542; no par value.
Transitional Small Business Disclosure Format Yes ☐ No ☑

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2005
Assets

Cash and due from banks	$4,916,464
Interest-bearing deposits in banks	213,490
Federal funds sold	3,095,000
Securities available-for-sale, at fair value	62,259,898
Restricted equity securities, at cost	889,300

Loans	578,453,069
Less allowance for loan losses	5,279,194

Loans, net	573,173,875

Premises and equipment	10,741,285
Other assets	6,589,871

Total assets	$661,879,183

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$12,073,583
Interest-bearing	574,843,847

Total deposits	586,917,430
Other borrowings	6,186,000
Other liabilities	4,387,860

Total liabilities	597,491,290

Commitments and contingencies

Stockholders’ equity
Common stock, no par value; 50,000,000 shares authorized; 14,361,542 shares issued and outstanding	56,228,255
Retained earnings	8,528,812
Accumulated other comprehensive loss	(369,174)

Total stockholders’ equity	64,387,893

Total liabilities and stockholders’ equity	$661,879,183

See Notes to Consolidated Financial Statements.

3

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans	$10,677,869	$5,554,414	$27,666,305	$14,472,970
Taxable securities	664,789	434,111	1,942,073	1,109,737
Deposits in banks	1,536	1,473	4,129	2,294
Federal funds sold	24,738	6,236	37,663	20,353

Total interest income	11,368,932	5,996,234	29,650,170	15,605,354

Interest expense
Deposits	4,645,509	1,810,620	11,322,175	4,592,139
Federal funds purchased, securities sold under repurchase agreements and other borrowings	279,937	162,663	928,145	415,178

Total interest expense	4,925,446	1,973,283	12,250,320	5,007,317

Net interest income	6,443,486	4,022,951	17,399,850	10,598,037
Provision for loan losses	765,282	1,608,801	2,000,634	2,321,249

Net interest income after provision for loan losses	5,678,204	2,414,150	15,399,216	8,276,788

Other income
Service charges on deposit accounts	17,773	14,746	43,547	43,587
Other operating income	172,177	259,446	532,998	370,331

Total other income	189,950	274,192	576,545	413,918

Other expenses
Salaries and employee benefits	1,482,097	1,270,995	4,719,712	3,032,938
Occupancy and equipment expenses	443,521	315,870	1,277,775	696,396
Other operating expenses	940,845	693,459	2,509,186	1,775,115

Total other expenses	2,866,463	2,280,324	8,506,673	5,504,449

Net income before income taxes	3,001,691	408,018	7,469,088	3,186,257

Income tax expense	1,103,300	151,686	2,761,680	1,179,086

Net income	1,898,391	256,332	4,707,408	2,007,171

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(130,047)	535,524	(170,426)	(119,489)

Comprehensive income	$1,768,344	$791,856	$4,536,982	$1,887,682

Basic earnings per share	$0.13	$0.02	$0.35	$0.20

Diluted earnings per share	$0.12	$0.02	$0.33	$0.19

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

4

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$4,707,408	$2,007,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,558	310,201
Provision for loan losses	2,000,634	2,321,249
Stock compensation	399,600	227,389
Increase in interest receivable	(1,317,398)	(330,102)
Increase in interest payable	436,469	489,203
Gain on sale of other real estate	—	(177,495)
Gain on sale of premises and equipment	(309,375)	(40,490)
Net other operating activities	(295,636)	(2,027,577)

Net cash provided by operating activities	6,026,260	2,779,549

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	74,472	(97,630)
Purchases of securities available-for-sale	(25,337,743)	(24,258,482)
Proceeds from maturities of securities available-for-sale	10,734,953	10,497,180
Purchase (redemption) of restricted equity securities	343,300	(1,100,000)
Net (increase) decrease in federal funds sold	(3,095,000)	2,439,000
Net increase in loans	(192,701,857)	(114,169,959)
Proceeds from sale of other real estate	—	2,693,669
Proceeds from sale of premises and equipment	—	5,000,000
Purchase of premises and equipment	(2,513,808)	(2,213,776)

Net cash used in investing activities	(212,495,683)	(121,209,998)

FINANCING ACTIVITIES
Net increase in deposits	213,645,179	84,942,295
Net decrease in federal funds purchased	(4,279,000)	(9,815,000)
Net proceeds (repayments) of other borrowings	(15,000,000)	25,186,000
Proceeds from exercised stock options	750,645	—
Net proceeds from sale of common stock	14,994,352	20,309,609

Net cash provided by financing activities	210,111,176	120,622,904

Net increase in cash and due from banks	3,641,753	2,192,455

Cash and due from banks, beginning of period	1,274,711	1,693,155

Cash and due from banks, end of period	$4,916,464	$3,885,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$11,813,851	$4,518,114

Income taxes	$2,906,419	$3,320,488
See Notes to Consolidated Financial Statements.

5

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

All earnings per share figures and number of shares outstanding have been adjusted to reflect a three-for-two stock split declared on December 17, 2004 and a two-for-one stock split declared on November 2, 2005.

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For fixed stock options, no stock-based employee compensation cost is reflected in net income, as all fixed options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. For variable stock options, stock-based compensation amounted to $399,600 and $227,389 for the nine months ended September 30, 2005 and 2004, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30,
	2005	2004
Net income, as reported	$1,898,391	$256,332
Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	(150,940)	41,421

Pro forma net income	$1,747,451	$297,753

Earnings per share:
Basic — as reported	$.13	$.02

Basic – pro forma	$.12	$.03

Diluted — as reported	$.12	$.02

Diluted — pro forma	$.11	$.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Net income, as reported	$4,707,408	$2,007,171
Difference between stock-based employee compensation expense determined under fair value based method and APB No. 25 for all awards, net of tax	(369,505)	7,415

Pro forma net income	$4,337,903	$2,014,586

Earnings per share:
Basic — as reported	$.35	$.20

Basic — pro forma	$.32	$.20

Diluted — as reported	$.33	$.19

Diluted — pro forma	$.30	$.19

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	September 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	14,361,542	12,241,628

Net income	$1,898,391	$256,332

Basic earnings per share	$0.13	$0.02

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,361,542	12,241,628
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	895,014	637,950

Total weighted average common shares and common stock equivalents outstanding	15,256,556	12,879,578

Net income	$1,898,391	$256,332

Diluted earnings per share	$0.12	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	13,530,746	10,151,385

Net income	$4,707,408	$2,007,171

Basic earnings per share	$0.35	$0.20

Diluted Earnings Per Share:
Weighted average common shares outstanding	13,530,746	10,151,385
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	890,736	646,359

Total weighted average common shares and common stock equivalents outstanding	14,421,482	10,797,744

Net income	$4,707,408	$2,007,171

Diluted earnings per share	$0.33	$0.19

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

NOTE 5.	SUBSEQUENT EVENT

On November 2, 2005 the Board of Directors declared a two-for-one stock split, payable on December 12, 2005 to shareholders of record as of November 28, 2005. All earnings per share figures and number of shares outstanding have been adjusted to reflect the stock split.

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

Liquidity and Capital Resources
          We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2005, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.
          At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	11.32%	11.05%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.85	10.58	6.00
Total capital	11.65	11.39	10.00

*   The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status. Current capital levels of the company exceed the minimum requirements to be considered “well-capitalized”.
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
          Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2005
(Dollars in Thousands)
Commitments to extend credit	$205,422
Letters of credit	1,396

$206,818

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

Financial Condition
          The following is a summary of our balance sheets on the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)

Cash and due from banks	$4,916	$1,275
Interest-bearing deposits in banks	214	288
Federal funds sold	3,095	—
Securities	62,260	47,928
Restricted equity securities	889	1,233
Loans, net	573,174	382,473
Premises and equipment	10,741	8,608
Other assets	6,590	4,370

	$661,879	$446,175

Deposits	$586,917	$373,272
Federal funds purchased	—	4,279
Other borrowings	6,186	21,186
Other liabilities	4,388	3,883
Stockholders’ equity	64,388	43,555

	$661,879	$446,175

          Our total assets grew $216 million, or 48.3%, in the first nine months of 2005. Deposits grew $214 million, including $110 million of brokered time deposits. The brokered deposits have maturities comparable to our local time deposits, and were obtained at more favorable rates. The funds obtained from the deposits were used primarily to fund loan growth of $192 million. Our ratio of gross loans to deposits and other borrowings of 97.5% remained stable at September 30, 2005 compared to 97.8% at December 31, 2004. Our total equity increased $21 million due to the private placement stock offering which raised $15 million of new capital, year-to-date net income of $4.7 million, paid-in capital from the exercising of stock options of $751,000, paid-in capital from stock option expense of $551,000, and an increase in the unrealized loss on securities available-for-sale, net of tax, of $170,000.
          Cash and due from banks increased $3.6 million in the first nine months of 2005 due to normal fluctuations in the timing of credits from customer deposits. A recent strong influx of deposits resulted in a change from $4.3 million in federal funds purchased at December 31, 2004 to a total of $3.1 million in federal funds sold at September 30, 2005. These overnight funds will be available for future loan growth. Securities increased $14.3 million due to purchases (net of paydowns) of investment securities for liquidity purposes. Premises and equipment increased $2.1 million during the year largely due to the purchase of land in the amount of $1.2 million on which to build an additional full-service branch location in Gwinnett County (Georgia). Other assets increased $2.2 million during the first nine months of 2005, primarily due to increases in accrued interest receivable, as well as a significant investment in data processing software made in conjunction with a core processor conversion that occurred in August. Software purchases associated with the conversion totaled approximately $300,000, and will be depreciated over the expected useful life of five years. In addition to a decline in federal funds purchased, other borrowings decreased $15 million due to repayments of advances from the Federal Home Loan Bank of Atlanta.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
          The following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$11,369	$5,996
Interest expense	4,926	1,973

Net interest income	6,443	4,023

Provision for loan losses	765	1,609
Other income	190	274
Other expense	2,866	2,280

Pretax income	3,002	408

Income taxes	1,104	152

Net income	$1,898	$256

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)

Interest income	$29,650	$15,605
Interest expense	12,250	5,007

Net interest income	17,400	10,598

Provision for loan losses	2,001	2,321
Other income	577	414
Other expense	8,507	5,505

Pretax income	7,469	3,186

Income taxes	2,762	1,179

Net income	$4,707	$2,007

          Our net interest income increased by $2.4 million and $6.8 million during the three and nine-month periods of 2005, respectively, compared to the same periods in 2004. The increase in net interest income is due in part to the increased volume of average loans and securities, as well as the continued rising rate environment. Prime rate has increased 200 basis points since September 30, 2004, which has benefited our primarily floating rate loan portfolio. Our net interest margin decreased to 4.25% during the first nine months of 2005 as compared to 4.51% for the same period in 2004. The decline was largely due to an increased cost of funds which was lagging behind the yield on earning assets that adjusted immediately with prime rate increases. Yields earned on loans increased to 7.63% in the third quarter of 2005 as compared to 6.99% in the third quarter of 2004. Our cost of funds increased to 3.59% in the third quarter of 2005 as compared to 2.51% in the same period of 2004.
          The provision for loan losses decreased by $844,000 and $320,000 in the three-month and nine-month periods of 2005, respectively, compared to the same periods in 2004. This decrease was due primarily to an additional $1.2 million loan loss provision recorded in the third quarter of 2004 for a $2.3 million loan that was downgraded and subsequently charged off in October, 2004. Excluding the provision for the one loan, the loan loss provision would have increased approximately $356,000 and $880,000 for the comparable quarters and year-to-date, respectively, as a result of growth in gross loans. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.
          There were five loans totaling $2.9 million in nonaccrual status at September 30, 2005, of which $2.5 million was fully secured with real estate. There were no loans past due ninety days or more and still accruing interest at September 30, 2005. Potential problem loans consisted of 4 credits which, at September 30, 2005, were less than 90 days past due and were accruing interest, but had the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $5.3 million in the allowance for loan losses at September 30, 2005, or 0.91% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2005 and 2004 is as follows:

	September 30,
	2005	2004
	(Dollars in Thousands)

Nonaccrual loans	$2,885	$2,292
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	819	1,882
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	105	135
Interest income that was recorded on nonaccrual and restructured loans	0	0
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

     Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$487,403	$276,557

Balance of allowance for loan losses at beginning of period	$3,433	$3,573

Loans charged off
Commercial and financial	(210)	0
Real estate mortgage	0	(550)
Installment	0	0

	(210)	(550)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	55	12
Installment	0	0

	55	12

Net (charge-offs)/recoveries	(155)	(538)

Additions to allowance charged to operating expense during period	2,001	2,321

Balance of allowance for loan losses at end of period	$5,279	$5,356

Ratio of net loans charged off during the period to average loans outstanding	0.03%	0.19%

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
     For the current quarter, other income decreased $84,000 from the third quarter of 2004 primarily due to a gain of $160,000 recognized in the third quarter of 2004 on the sale of a foreclosed property. This decrease was partially offset by an increase in the recognized gain on the sale of an administrative building of $63,000 in the current quarter compared to the same period of 2004. Other income increased in the first nine months of 2005 as compared to the same period in 2004 by $163,000 primarily due to the recognized gain on the sale of the administrative building of $309,000 compared to $40,000 recognized in the same period of 2004. There was also an increase in rental income of $43,000 compared to the first nine months of 2004. A gain of $177,000 had been recognized on the sale of foreclosed property in the first nine months of 2004 and included in other income for that period, but none in 2005.
     During the third quarter of 2005, other expenses increased 26%, or $586,000, over the comparable quarter of 2004. While salaries and benefits increased $211,000 during the current quarter compared to the same period last year, this variance is actually the net effect of a decrease of $230,000 in variable stock option-related compensation expense and an increase of $441,000 in bank employee salaries and benefits. The increase is primarily due to the hiring of additional positions over the past year as the bank has grown and due to normal annual merit increases. Occupancy and equipment costs increased $128,000, and data processing costs increased $85,000 in third quarter 2005 compared to third quarter 2004 due to the new locations, as well as a core processor conversion completed in August 2005.
     Other expenses increased 55%, or $3.0 million, during the first nine months of 2005 compared to the same period last year. The increase was due to increased salaries and employee benefits of $1.7 million, increased occupancy and equipment expenses of $581,000, and increased other operating expenses of $734,000. Salaries and employee benefits have increased this year to date compared to last year through September due to an increase in the number of full time equivalent employees to 55 at September 30, 2005 from 47 at September 30, 2004, an increase in compensation expense recognized for variable stock options of $172,000, and annual salary increases. Occupancy and equipment expense increased primarily as a result of increased lease expense on an administrative building of $388,000, and increased depreciation and other expenses related to our overall growth. Data processing costs were up $139,000 this year to date compared to last year. The increase in other operating expense is due primarily to growth, with the largest increases in the categories of consulting/recruiting fees of $213,000, donations/tithing of $137,000, and directors’ fees of $124,000 for the comparable nine-month periods.
     The Company has recorded income tax expense of $1.1 million and $2.8 million in the third quarter of 2005 and for the year to date period, respectively, compared to $152,000 and $1.2 million for the same periods in 2004. The year to date rate of tax as a percentage of pretax income was 37.0% for 2005 and 2004.
     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
ITEM 3. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first nine months of 2005.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None
ITEM 5. OTHER INFORMATION.
          None
ITEM 6. EXHIBITS
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

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: November 7, 2005	BY:	/s/ Steven M. Skow

Steven M. Skow, President and C.E.O. (Principal Executive Officer)

DATE: November 7, 2005	BY:	/s/ Jeff L. Sanders

Jeff L. Sanders, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)