Form 10-K
period 2005-12-31
INTEGRITY BANCSHARES INC
filed 2006-03-23
CIK 1103764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number: 333-95335
INTEGRITY BANCSHARES, INC.

Georgia	58-2508612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11140 State Bridge Road
P.O. Box 2008
Alpharetta, Georgia 30022
(Address of Principal Executive Offices)
(770) 777-0324
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
As of June 30, 2005, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $123,520,896, as determined by reference to the quoted purchase price for the Common Stock in the Over-the-Counter Market on June 30, 2005 (the registrant believes, however, that it qualifies as a non-accelerated filer because it is entitled to use small business issuer reports for periods relating to 2005). The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
There were 14,506,342 shares of Common Stock outstanding as of March 13, 2006
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Integrity’s Proxy Statement for its 2006 Annual Shareholders’ Meeting.

INTEGRITY BANCSHARES, INC.
FORM 10-K CROSS-REFERENCE INDEX

Cautionary Notice Regarding Forward-Looking Statements
     Various matters discussed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Integrity Bancshares, Inc. (“Integrity” or the “Company”) to be materially different from the results described in such forward-looking statements.
     Actual results may differ materially from the results anticipated in forward-looking statements in our Form 10-K due to a variety of factors including, without limitation:
•	The effects of future economic conditions in our market areas and generally in the United States;

•	United States governmental and international monetary and fiscal policies;

•	Legislative and regulatory changes;

•	The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•	The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.
     All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Integrity Bank
     Integrity Bank is a full service commercial bank headquartered at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia 30022. The Bank’s primary service area is Northern Fulton County, Georgia. However, the Bank also serves the adjacent counties, or parts thereof, of Cobb, Gwinnett, and Forsyth to a lesser extent.
     The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and other investments are customer deposit accounts, which include non-interest bearing demand accounts, time deposits, savings and other interest bearing transaction accounts, and amortization and prepayments of loans and investments. Other sources of funds include time deposits issued through an Internet advertising network, Federal Home Loan Bank borrowings, and trust preferred securities. The amount and term of each funding source is dependent on our funding needs for loans and investments. When funding needs are identified, each funding source is evaluated to determine which mix would be the best source for the funding need.
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
     Construction and Development Loans
     The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type of loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. To further mitigate risk, this type of loan is accorded a larger percentage loan loss allowance than other loan types. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
     Construction and development loans totaled $385 million as of December 31, 2005, which equaled approximately 59% of the total loan portfolio.
     Commercial and Residential Real Estate
     The Bank grants loans to borrowers secured by commercial and residential real estate located in our market area. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint.
     Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration, and loans are audited by a third party auditor. This type of loan generally has a shorter maturity than other loan types, giving the Bank an opportunity to reprice, restructure or decline to renew the credit.
     Commercial and residential real estate loans totaled $219 million as of December 31, 2005, which was approximately 34% of the total loan portfolio.
     Commercial and Industrial Loans
     To a lesser degree, the Bank makes loans to small and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type of loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to the Bank for review.
     This type of loan will usually be collateralized by general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk to collateral, these types of loans are underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.
     Commercial and industrial loans amounted to $46 million as of December 31, 2005, which was approximately 7% of the total loan portfolio.
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
     Various types of consumer loans include the following:
•	Home equity loans — open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Overdraft protection lines

•	Secured and unsecured personal loans
     Consumer loans amounted to $1.4 million as of December 31, 2005, which was less than 1% of the total loan portfolio.
Loan participations
     The Bank sells loan participations in the ordinary course of business when an originated loan or loan relationship exceeds its internal loan limit or its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse, and the Bank retains a portion of the interest income as a fee for servicing the sold loans.
     As of December 31, 2005 the Bank had 83 sold loan participations with a total principal amount of $97 million, which equaled approximately 14.8% of our total loan portfolio.
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
     As of December 31, 2005 the Bank had 10 purchased loan participations. The total principal amount of these participations was $16 million, which was approximately 3% of the total loan portfolio.
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
•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.)

•	Changes in the quality of the institution’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio.

•	Off-balance sheet credit risks.
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
     Our net loan losses to average total loans was 0.26% percent for the year ended 2005 and 0.92% for 2004. Historical performance is not an indicator of future performance and forward results could differ materially, but management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan and lease losses is reasonable.

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
Industry and competition
     The Bank currently has four branch offices. Three of the branches are full-service. Two of the full-service branches are in Northern Fulton County. The third full-service branch is located in neighboring Cobb County. A loan production office is located in neighboring Gwinnett County. The loan production office is currently in a leased office space, but a full-service branch is expected to be completed in 2006 and will replace the loan production office. A second loan production office was opened in late 2005 in Forsyth County and is currently in a leased office space. A full-service branch serving Forsyth County is expected to be completed in 2006 and will also replace the loan production office.
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
Employees
     The Bank had 62 full-time employees as of February 28, 2005. Integrity Bancshares, Inc. does not have any employees who are not also employees of the Bank.

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
     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2005, the Bank could pay a maximum dividend of $3,756,000 to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
Capital adequacy
     We are required to comply with the capital adequacy standards established by the Federal Reserve, and the Federal Deposit Insurance Corporation in the case of the Bank. Here are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2005, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 10.35% and 9.59%, respectively.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio as of December 31, 2005 was 9.80%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.
     In 2003 we raised $6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 285 basis points. The principal balance of these securities is includable in tier one capital.
     The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. We exceeded all of the required ratios as of December 31, 2005. The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2005.
     In February 2006 we raised an additional $27 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 144 basis points.
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
     As of December 31, 2005, the Bank had the requisite capital levels to qualify as “well capitalized.”
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
•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.
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

ITEM 1A. RISK FACTORS
Risk Factors
     Our business involves a high degree of risk. The following paragraphs describe some of the material risks that could affect the Company.
The markets for our services are highly competitive and we face substantial competition.
     The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in Alpharetta, Georgia and our entire primary service area, many of which have greater resources than we have. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.
     In attracting deposits, we compete with insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business solely online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many non-bank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates than we offer, which could result in either attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could increase our cost of funds and could affect adversely our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.
Changes in interest rates could have an adverse effect on our income.
     Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also can affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on our loans. This may lead to an increase in our non-performing assets and could have a material and negative effect on our results of operations.
     Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
Because a significant portion of our loan portfolio is secured by real estate, any negative conditions affecting real estate may harm our business.
     A significant portion of our loan portfolio consists of commercial loans that are secured by various types of real estate as collateral, as well as real estate loans on commercial properties. Because these loans rely on real estate as collateral, either totally in the case of real estate loans or partially in the case of commercial loans secured by real estate, they are sensitive to economic conditions and interest rates. Real estate lending also presents additional credit related risks, including a borrower’s inability to pay and deterioration in the value of real estate held as collateral.

We have a significant amount of construction loans, which are subject to additional risks unique to the building industry that could negatively affect our net income.
          Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2005, 59% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:
•	land values may decline;

•	developers or builders may fail to complete or develop projects;

•	municipalities may place moratoriums on building;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.
Any of these conditions could negatively affect our net income and our financial condition.
If our allowance for loan losses is not adequate to cover actual losses, our net income may decrease.
          We are exposed to the risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to assure repayment. Borrowers’ inability to repay their loans could erode our bank’s earnings and capital. We maintain an allowance for loan losses to cover loan defaults. We base our allowance for loan losses on various assumptions and judgments regarding the collectability of loans, including our prior experience with loan losses, as well as an evaluation of the risks in our loan portfolio. We maintain this allowance at a level we consider adequate to absorb anticipated losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control.
          Actual losses may exceed our estimates and we may have to increase the allowance for loan losses. This would cause us to increase our provision for loan losses, which would decrease our net income. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Regulators, when reviewing our loan portfolio, may require us to increase our allowance for loan losses, which would negatively affect our net income.
If economic conditions in our market areas deteriorate, our business may be negatively affected.
          Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Alpharetta, Georgia. We also have branches or loan production offices in Roswell, Smyrna, Duluth, and Cumming, Georgia. If economic conditions in these markets are unfavorable or deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This could lead to higher rates of loss and loan payment delinquencies. These factors could have a negative effect on our business, financial condition and results of operations.
Losing key personnel will negatively affect us.
          Competition for personnel is stronger in the banking industry than many other industries, and we may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our Chief Executive Officer, Steven M. Skow, and a number of other members of our senior management team. Losing Mr. Skow’s services or those of other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel.
We do not intend to pay dividends on our common stock.
     We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends and cannot assure that we will be able to pay dividends in the future. In addition, our ability to pay dividends is subject to regulatory limitations.
We have a limited operating history.
     We opened for business just over five years ago. Although we have grown very rapidly, we have a relatively short operating history and we may not continue to perform as well in the future as we have in the past.
We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers.
We are subject to significant government regulations, including new legislation, that affect our operations and may result in higher operating costs or increased competition for us.
     Our success will depend not only on competitive factors, but also on state and federal regulations affecting banks and bank holding companies generally. Regulations now affecting us may change at any time, and these changes may adversely affect our business.
     We are subject to extensive regulation by the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders. These agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. Our ability to establish new branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators.
     We believe that changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us and our bank, others will increase our costs of doing business and could assist our competitors, some of which are not subject to similar regulation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. DESCRIPTION OF PROPERTY
     Main Office and Administrative Building
     The Bank owns its offices located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia. This location presently houses the administrative functions of the bank and holding company.
     In 2003, the Company purchased an administrative building adjacent to its main office building from a director of the Company, at a cost of $2.6 million. We believe the purchase price was on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers. In August, 2004 the Company sold the administrative building and related improvements, with a book value of $2.9 million, for $5.0 million cash in a sale-leaseback transaction. A five-year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and is being recognized over the life of the lease.
     Roswell
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
     Vinings
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
     Duluth
     In October, 2004 the Bank entered into a one-year operating lease for office space in Lawrenceville (Gwinnett County), Georgia for the purpose of opening a loan production office (LPO). The LPO opened in November, 2004. The lease was extended for a six-month period while a branch building was under construction. This permanent full-service financial center, in Duluth, Georgia is expected to open in the spring of 2006, replacing the loan production office. This facility is also in Gwinnett County. The construction is being provided by the same company that built the Roswell financial center. As with the purchase of the office building and the construction of the branches described above, we believe that the construction has been provided on substantially the same terms (or more favorable terms for us) as those prevailing at the time for comparable transactions with unrelated providers.
     Cumming
     In August, 2005 the Bank entered into a one-year operating lease for office space in Cumming (Forsyth County), Georgia for the purpose of opening an LPO. The LPO opened in October, 2005. A nearby full-service branch facility is scheduled to be built in 2006, which will then replace the LPO.

ITEM 3. LEGAL PROCEEDINGS
     We are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Market information
     Morgan Keegan & Company, Inc. became a market maker for our common stock during the fourth quarter of 2003. Since then our common stock has been quoted in the “pink sheets” quotation system under the symbol “ITYC.” During the period beginning in March, 2004 and ending August, 2004, we issued 2,269,402 shares of common stock at a price of $9.00 per share through a public stock offering (adjusted for subsequent stock splits.) During the period beginning in May, 2005 and ending in June, 2005, we issued 1,304,348 shares of common stock at a price of $11.50 per share, split-adjusted, through a private placement offering (adjusted for subsequent stock splits.)
     In January, 2005 we effected a 3-for-2 stock split of our common stock in the form of a common stock dividend payable on January 24, 2005 to shareholders of record as of the close of business on January 10, 2005. In December, 2005 we effected a 2-for-1 stock split of our common stock in the form of a common stock dividend payable on December 12, 2005 to shareholders of record as of the close of business on November 28, 2005.
     Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. This information has been adjusted to reflect a 3-for-2 stock split on January 24, 2005, as well as a 2-for-1 stock split on December 12, 2005. The number of shares traded in 2004 does not include the 2,269,402 shares issued by us at a price of $9.00 per share during the public stock offering. The 1,304,348 shares issued by us at a price of $11.50 during our private placement offering were also not included. Market quotations from which the pricing information was taken reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and therefore may not represent actual transactions.

	Number of shares traded	High selling price	Low selling price
2005:
First Quarter	371,900	$11.00	$8.00
Second Quarter	479,900	12.20	9.75
Third Quarter	164,700	12.75	10.75
Fourth Quarter	538,600	15.95	11.00

2004:
First Quarter	27,750	$5.34	$4.34
Second Quarter	178,254	5.10	4.34
Third Quarter	130,706	6.59	4.50
Fourth Quarter	390,822	11.34	6.17
     At December 31, 2005 the Company had 14,361,542 shares of common stock outstanding held by approximately 1,258 shareholders of record. We have not declared any cash dividends on our common stock over the last two years.
     The Company did not repurchase any equity securities during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2005 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Averages are derived from daily balances. Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.

	As of December 31,
(Dollars in thousands, except share and per share data)	2005	2004	2003	2002	2001

Balance Sheet Data
Total assets	$753,075	$446,175	$279,748	$144,364	$57,994
Investment securities	74,810	49,161	27,853	10,750	10,049
Loans	651,778	385,906	238,919	128,008	43,963
Allowance for loan losses	5,612	3,433	3,573	1,105	392
Deposits	674,444	373,272	231,778	120,133	41,242
Federal Home Loan Bank advances	0	15,000	16,000	7,000	5,000
Other short-term borrowings	0	4,279	10,000	3,115	2,799
Long-term debentures	6,186	6,186	0	0	0
Stockholders’ equity	66,119	43,555	19,892	13,819	8,749

	Year Ended December 31,
	2005	2004	2003	2002	2001

Statement of Income Data
Interest income	$44,156	$22,456	$14,190	$6,815	$3,105
Interest expense	18,684	7,571	4,964	2,884	1,695
Net interest income	25,472	14,885	9,226	3,931	1,410
Provision for loan losses	3,566	2,627	2,488	713	336
Net interest income after provision for loan losses	21,906	12,258	6,738	3,218	1,074
Noninterest income	762	612	189	88	54
Noninterest expenses	12,658	8,082	4,671	2,481	1,946
Income tax expense	3,688	1,776	462	0	0
Net income (loss)	6,322	3,012	1,794	825	(818)

Per Share Data
Book value per share at year end	$4.60	$3.41	$2.42	$2.15	$1.81
Basic earnings (losses) per share	.45	.28	.23	.14	(.17)
Diluted earnings (losses) per share	.42	.26	.23	.14	(.17)
Weighted-average shares outstanding — basic	14,050,847	10,809,936	7,717,584	5,695,170	4,848,584
Weighted-average shares outstanding — diluted	14,961,547	11,552,676	7,950,576	5,695,170	4,848,584
Dividends declared	0	0	0	0	0
Dividend payout ratio	0%	0%	0%	0%	0%

Ratios
Return on average assets	1.05%	.86%	.81%	.85%	(2.05)%
Return on average equity	11.37%	9.15%	9.72%	7.30%	(8.34)%
Average equity/average assets	9.22%	9.34%	8.35%	11.65%	24.55%
Net interest margin	4.33%	4.39%	4.37%	4.23%	3.79%
Non-performing assets/total loans and other real estate	.25%	.20%	1.28%	0%	0%
Allowance for loan losses/total loans	.86%	.89%	1.50%	.86%	.89%
Noninterest expense/net interest income and noninterest income	48.25%	52.15%	49.61%	61.74%	132.92%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following is a discussion of our financial condition at December 31, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.
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
Allowance for Loan Losses
     Our allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

Fourth Quarter 2005
     The supplemental quarterly financial data is as follows:

		Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2005	2005	2005	2005

Interest income	$8,287	$9,994	$11,369	$14,506
Interest expense	3,206	4,118	4,926	6,434
Net interest income	5,081	5,876	6,443	8,072
Provision for loan losses	572	664	765	1,565
Net income	1,334	1,475	1,898	1,615
Net income per share — basic (1)	0.10	0.11	0.13	0.11
Net income per share — diluted (1)	0.09	0.10	0.12	0.11

		Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2004	2004	2004	2004

Interest income	$4,556	$5,053	$5,996	$6,851
Interest expense	1,472	1,562	1,973	2,564
Net interest income	3,084	3,491	4,023	4,287
Provision for loan losses	141	572	1,609	305
Net income	887	864	256	1,005
Net income per share — basic (1)	0.11	0.09	0.02	0.08
Net income per share — diluted (1)	0.10	0.08	0.02	0.08

(1)	adjusted for the two-for-one stock split declared in fourth quarter 2005.
     Throughout 2005, interest rates rose steadily with the increase of the prime rate. This has benefited our primarily floating rate loan portfolio, while our cost of funds has also increased this year. Interest income increased 111% to $14.5 million in fourth quarter 2005 compared to the same period in 2004. While rates have risen, the main impact on the increase in interest income was the growth of the loan portfolio. Average gross loans in the fourth quarter 2005 increased 73% over the comparable quarter in 2004. Additionally, with the increase in loan volume, there was an increase in loan fee income, which is included in interest income. Loan fees were $1,300,000 and $700,000 in fourth quarters 2005 and 2004, respectively.
     Interest expense increased 151% to $6.4 million in fourth quarter 2005 over the same period in 2004. Our balance sheet is largely driven by our loan growth, and, consequently as funding is needed, increases to deposits have primarily been in higher costing time deposits. During 2005, the Bank began obtaining time deposits through the brokered funds market. While the rates for these funds were competitive with our retail market, they have contributed to the 135% increase in average time deposits comparing fourth quarter 2005 to the same period in 2004. Interest expense on the trust preferred securities issued in December 2003 also increased in fourth quarter 2005 to $113,000 compared to $81,000 for the same quarter in 2004 since the rate on this debt is tied to LIBOR. Since our assets have repriced somewhat faster than our liabilities, the net interest margin for the fourth quarter of 2005 improved to 4.55% from 4.13% in fourth quarter 2004. Net interest income increased to $8.1 million from $4.3 million comparing the fourth quarters of 2005 and 2004.
     The loan loss provision increased in the fourth quarter of 2005 to nearly $1.6 million compared to $305,000 in the fourth quarter of 2004 due primarily to loan growth, as well as due to the write-down of one credit of $755,000 in December 2005. This loan was subsequently foreclosed upon and transferred to Other Real Estate in 2006. Noninterest income, at $186,000, was $13,000 lower in fourth quarter 2005 compared to the same period in 2004. In fourth quarter 2004, the Bank recognized $13,000 on the sale of other real estate owned while there were no such sales in 2005.

     Noninterest expenses increased 61% to $4.2 million from $2.6 million comparing the fourth quarters of 2005 and 2004. This increase was due to the overall growth of the Bank. Salaries and benefits increased $946,000 for the comparable periods, due to growth of the Bank since we have added a loan production office and the staff to support the Duluth (Gwinnett County) full-service branch that will open in the first quarter of 2006. We have also added administrative positions to strengthen the infrastructure of the Bank. Increase in salaries in fourth quarter 2005 included an increase in compensation related to stock options of $385,000 for a total of $760,000. Other noninterest expenses increased 61% in the fourth quarter of 2005 compared to the same period in 2004. The increase included increases in consulting fees of $128,000 due to efforts to comply with the Sarbanes-Oxley Act and additional employee recruiting fees, increases in data processing fees of $67,000 due to the conversion to a more sophisticated core processing system, increases in loan collection fees of $64,000 largely related to one non-performing loan, and increases to non-profit contributions of $46,000 since our tithing is directly proportionate to our increased income each year.
     Diluted net earnings per share for the fourth quarter were $.11 and $.08 for 2005 and 2004, respectively, adjusted for the January 2005 3-for-2 and December 2005 2-for-1 stock splits. Total assets grew 14%, or $91 million, during the fourth quarter 2005. Most of this growth was in the loan portfolio which increased 13% to $652 million. Funding for the loan growth during the current quarter was solely through deposit growth.
2005 Overview
     Integrity Bancshares had a very successful 2005 year with strong asset growth, record net earnings, and the addition of a new loan production office in Cumming (Forsyth County), Georgia. Our primarily floating-rate loan portfolio grew significantly throughout the year and, in conjunction with a rising rate environment, produced a large increase in interest income, as well as loan fee income. The net interest margin remained strong at 4.33% despite a rising cost of funds necessary to accommodate the loan growth. Construction began this year on a full-service branch facility in Duluth (Gwinnett County) which is expected to open in early 2006. In late 2005, the Bank purchased a tract of land in Cumming, Georgia on which to build another full-service branch location to open in 2006. We declared a 3 for 2 stock split in the form of a 50% stock dividend in January. Additionally, we declared a 2 for 1 stock split in the form of a 100% stock dividend in December. Our primary market areas of Fulton County, Georgia and the surrounding counties of Cobb, Gwinnett, and Forsyth continue to grow, and we believe that we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

Financial Condition as of December 31, 2005 and 2004
     The following is a summary of our balance sheets for the years indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)

Cash and due from banks	$5,135	$1,563
Federal funds sold	6,243	—
Securities	73,924	47,928
Restricted equity securities	889	1,233
Loans, net	646,166	382,473
Premises and equipment	11,865	8,608
Other assets	8,853	4,370

	$753,075	$446,175

Total deposits	$674,444	$373,272
Federal funds purchased	—	4,279
Other borrowings	6,186	21,186
Other liabilities	6,326	3,883
Shareholders’ equity	66,119	43,555

	$753,075	$446,175

     As of December 31, 2005, we had total assets of $753 million, an increase of 68.8% over December 31, 2004. Total interest-earning assets were $732.9 million as of December 31, 2005, or 97.3% of total assets as compared to $435.3 million or 97.5% of total assets as of December 31, 2004. Our primary interest-earning assets were loans, which made up 88.9% and 88.7% of total interest-earning assets as of December 31, 2005 and 2004, respectively. Our gross loan to deposit and other borrowings ratio was 95.8% as of December 31, 2005, as compared to 97.8% as of December 31, 2004. Deposits grew $301.2 million in 2005, or 81%. At December 31, 2005, we were in a net federal funds sold position with $6.2 million while we were in a net federal funds purchased position at December 31, 2004 with $4.3 million. Premises and equipment increased by $3.3 million in 2005.
     Our securities portfolio, consisting of U.S. Government Agency mortgage-backed securities and equity securities, totaled $73.9 million as of December 31, 2005. Net unrealized losses on securities totaled $1,612,898 as of December 31, 2005 compared to net unrealized losses of $315,400 as of December 31, 2004. The change in the net unrealized losses was attributable primarily to changes in interest rates affecting the values of the mortgage-backed securities. These changes were recognized as an adjustment to shareholder’s equity and were included in other comprehensive income, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.
     We have 92.7% of our loan portfolio collateralized by real estate, of which a substantial portion is located in our primary market area of Fulton County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by nonresidential properties, and comprised 59.1% of the loan portfolio at December 31, 2005. Real estate mortgage loans secured by one to four family and multifamily residential properties comprised 4.3% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties totaled 29.3% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 7.3% of the loan portfolio consisted of commercial, consumer, and other loans.
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
     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital. The Bank’s statutory capital as of December 31, 2005 and 2004 was $60.0 million and $43.5 million, respectively.
     The $301 million growth in deposits during 2005 was primarily due to increased time deposit balances which grew $294 million comparing December 31, 2005 to December 31, 2004. Since funds were needed to accommodate the strong loan portfolio growth, the Bank began to supplement retail growth with brokered deposits during 2005. The costs of the brokered deposits were comparable to the retail business, and could be acquired in much larger blocks, as needed. At December 31, 2005, the Bank had $151 million of brokered time deposits.
     The $141.5 million growth in deposits during 2004 was due to an overall growth in the number of deposit accounts. The growth was primarily in interest-bearing checking accounts ($51.9 million) and time deposits ($90.5 million). These accounts increased in number and amount due to the new branch that opened in June, 2004, which had $49.7 million in total deposits at December 31, 2004. The two existing full-service branches had substantially the same increase in deposit amounts during the year as the new branch.
     During 2005, premises and equipment increased $3.3 million. A site for a new full-service branch location in Gwinnett County was purchased in August 2005 at a cost of $1.2 million. Construction was begun on the building and continues into 2006. The general contracting company on this project is owned by a director. We believe the transaction was made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for a comparable transaction with third party providers. As of December 31, 2005, costs incurred on this construction totaled approximately $1.1 million. Additionally, this contractor was hired to build out a portion of the administrative building located near the main office. This construction was completed in 2005 at a total cost of $464,000. In August 2005, the Bank changed its core processor which provides outsourced data processing and item processing services. This change resulted in an investment in computer software and additional equipment totaling approximately $300,000.
     During 2004, premises and equipment decreased by $1.0 million. A new branch building was constructed in the Vinings area of Smyrna, Georgia, at a cost of $1.4 million (excluding land costs of $1.2 million that were included in the December 31, 2003 premises and equipment total). Construction was completed in June by a company owned by a director, with payments of $1.1 million made to the director’s company. We believe the transaction was made on substantially the same terms (or more favorable terms for the Bank) as those prevailing at the time for a comparable transaction with third party providers. In August, 2004 we sold an administrative building with a book value of $2.9 million for $5.0 million cash in a sale-leaseback transaction. A five year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and will be recognized over the life of the lease. The net effect of the addition of the new branch and the sale of the administrative building were the primary reasons for the decrease in premises and equipment of $1.0 million, as noted above.
     Stockholders’ equity increased by $22.6 million in 2005 due to net income of $6.3 million, net proceeds from the sale of common stock of $15 million, and paid-in capital from stock compensation expense of $2 million. These increases were offset by additional other comprehensive losses of $800,000 due to higher unrealized losses on securities available for sale. Stockholders’ equity increased by $23.7 million in 2004 due to net income of $3.0 million, net proceeds from the sale of common stock in a public offering of $20.3 million, increases of unrealized losses of securities available-for-sale, net of tax, of $262,000, and paid-in capital from stock compensation expense of $602,000.

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
     As of December 31, 2005 and 2004, we had loan commitments outstanding of $221.4 million and $84.6 million, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2005 and 2004, we had arrangements with two commercial banks for additional short-term advances (federal funds) of up to $69.0 million in aggregate. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by real estate loans and/or investment securities. We can also utilize the brokered deposit market to obtain funds as needed.
     As of December 31, 2005, our capital ratios were considered well-capitalized based on regulatory capital requirements. Our shareholders’ equity increased due to the retention of all of our net income in 2005 and net proceeds from our stock offering of $15 million.
     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $3,756,000 in dividends without regulatory approval.
     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank and consolidated Holding Company as of December 31, 2005 are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	10.06%	9.80%	5.00%
Risk-based capital ratios:
Tier one capital	9.85	9.59	6.00
Total capital	10.60	10.35	10.00
     These ratios may decline as asset growth continues, but are expected to continue exceeding the regulatory minimum requirements.
     We have also obtained regulatory approval and are in the process of building the new branch site in Gwinnett County, which we expect to open in 2006. We opened a loan production office in Forsyth County with the intention of purchasing land and building a full-service branch location nearby. We will file for regulatory approval for this location in early 2006. Our stated goal is to open new branches at the rate of one or two per year at an approximate cost of $2.5 million per branch. However, except as noted above, no firm plans have been established for these additional branches. We do not expect these investments to have a material impact on our liquidity given our total size, funding sources, and the anticipation of attracting deposits to the new branches that will exceed the initial investment. Other than our proposed branch openings, we have no material commitments for capital expenditures.
     We also buy and sell loan participations with other community and regional banks. Loan participations are sold to increase liquidity as needed or when the loan amount is above our regulatory lending limit. Sold loan participations made up 14.8% and 15.6% of our loan portfolio as of December 31, 2005 and 2004, respectively. Loan participations are purchased when the Bank has excess liquidity to invest. Purchased loan participations comprised 2.5% and 2.9% of the loan portfolio as of December 31, 2005 and 2004, respectively.
     In May, 2005 we began a private placement offering of common stock to provide us with additional capital and liquidity for anticipated growth. The offering was completed in June, 2005 with 1,304,348 shares sold at an offering price of $11.50 per share. The number of shares and per share price were adjusted for the 2-for-1 stock split paid on December 12, 2005. Net proceeds from the sale totaled $15 million.
     In March, 2004 we began a public offering of common stock to provide us with additional capital and liquidity for anticipated growth. The offering was completed in August, 2004 with 4,538,804 shares being sold at an offering price of $4.50/share. The number of shares and per share amount were adjusted to reflect a 3-for-2 stock split paid on January 24, 2005 and a 2-for-1 stock split paid on December, 12 2005. Net proceeds from the sale amounted to $20.3 million.
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

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003
     The following is a summary of our results of operations for the years indicated.

	Year Ended December 31,
(Dollars in Thousands)	2005	2004	2003

Interest income	$44,156	$22,456	$14,190
Interest expense	18,684	7,571	4,964

Net interest income	25,472	14,885	9,226

Provision for loan losses	3,566	2,627	2,488
Other income	762	612	189
Other expenses	12,658	8,082	4,671

Pretax income	10,010	4,788	2,256

Income taxes	3,688	1,776	462

Net income	6,322	3,012	1,794

     Net Interest Income
     Our chief source of revenue is net interest income. Net interest income is a function of the yields received on interest-earning assets and the rates paid on interest-bearing liabilities. Interest-earning assets include loans and investments, while interest-bearing liabilities are comprised of deposits and other borrowed funds.
     Changes in net interest income from period to period reflect both the increases or the decreases in average interest-earning assets and average interest-bearing liabilities, as well as the increases or decreases in the interest rate spread. The level of mismatch in the maturity and repricing characteristics of our interest-earning assets and our interest-bearing liabilities has a direct effect on the interest rate spread.
     Overall, average interest-earning assets for 2005 increased $249 million. The yield on these assets increased to 7.50% in 2005 from 6.62% in 2004. The largest dollar impact to net interest income in 2005 was the growth in the loan portfolio. Average loans during the year 2005 increased 75% over the year-end average balance of 2004. This significant increase in loan volume created a subsequent increase in interest income on loans of $17.3 million. In addition, over the course of the year 2005, the Federal Reserve raised the Prime Rate eight (8) times, from 5.25% in January 2005 to 7.25% in December 2005. The resulting increase in interest income on loans due to increases in yield was $3.2 million. Because 96.3% of the loan portfolio consists of variable rate loans, the yield on new loans originated was greater than it had been in 2004. The total impact of strong growth and an increasing rate environment was an increase to interest income on loans of $20.5 million.
     Interest income from the investment portfolio increased due to the increase in average volume in 2005 over 2004 by 71%, resulting in an addition to interest income of $1.1 million. The yield on investment securities in 2005 was 4.46% compared to 4.47% in 2004, a very slight change.
     Offsetting some of the increase in interest income in 2005 was an increase in interest expense. This was due primarily to the growth in average time deposits of $172 million. Brokered deposits made up 31% of total time deposits at December 31, 2005, while national market CD’s made up 4%. The rates on these types of time deposits were competitive with our local branch offerings. This growth in volume added $5.6 million to interest expense. In addition, the majority of the CD portfolio, approximately 90.4%, had a 12-month term to maturity. As prime rate increased over the course of 2005, new deposits were opened or rolled over at increasingly higher rates, resulting in an increase to interest expense of $2.2 million. Thus, total interest expense on time deposits increased $7.8 million in 2005 over the prior year.
     Interest-bearing demand deposits, likewise, increased in average volume during 2005. The additional $46.2 million in average other interest-bearing deposits caused an increase in interest expense of $1.4 million in 2005 compared to 2004. Additionally, an increase of $1.1 million to interest on other interest-bearing deposits was due to higher rates paid in 2005 compared to 2004.

     While the $249.3 million growth in interest-earning assets was more than the $224.1 million increase in interest-bearing liabilities comparing 2005 to 2004, the yield on these assets increased only 88 basis points during the same period. The rate on the interest-bearing liabilities increased 105 basis points. So, even though net interest income in 2005 increased $11.3 million due to increased volume, the higher cost of funds reduced net interest income by $725,000. The increased cost of funds also created pressure on the net interest margin, reducing it from the previous year. The net interest margin was 4.33% in 2005 and 4.39% in 2004.
     In summary, as a result of the growth in interest-earning assets in a rising rate environment, offset by a growth in interest-bearing liabilities in the same environment, net interest income increased $10.6 million in 2005, compared to a $5.7 million increase in 2004. Net interest income increased 71% in 2005 compared to the prior year.
     In 2004, the net interest margin on average interest-earning assets was 4.39%, compared to 4.37% in 2003. Average loans increased by $116.6 million, and remaining average interest-earning assets increased by $11.9 million. The total increase in interest-earning assets in 2004 was $128.5 million. The total increase to interest income in 2004 due to this growth in volume was $8.7 million. Though interest rates began to rise again in July 2004, overall asset yield continued to decline over the year. The rate earned on average interest-earning assets decreased to 6.62% in 2004 from 6.73% in 2003. The resulting decrease to interest income in 2004 due to yield was $451,000.
     Average interest-bearing deposits increased by $94.3 million in 2004 compared to 2003, with average interest-bearing demand/savings and time deposits accounting for $74.4 and $19.9 million of this increase, respectively. Average other borrowings increased $18.1 million in 2004 compared to the prior year. The total impact to interest expense due to increases in volume was $2.8 million. The rate paid on average interest-bearing liabilities decreased to 2.47% in 2004 from 2.55% in 2003. The declining interest rates helped mitigate the increase in expense due to growth in volume, reducing that expense $210,000.
     The increase in net interest income and the net interest margin on average interest-earning assets in 2004 was due primarily to the significant increase in volume of interest-earning assets in comparison to 2003. In 2004, yields on interest-earning assets decreased by 11 basis points, while the rate paid on interest-bearing liabilities decreased by 8 basis points for a combined increase in net interest income of $5.6 million.
     Provision for Loan Losses
     The provision for loan losses was $3.6 million in 2005, an increase of $1 million over the $2.6 million recorded in 2004. This increase was due primarily to the strong loan growth exhibited during the current year. Gross loans increased 69% over the previous year. Net charge-offs declined to $1.4 million in 2005 from $2.8 million in 2004. There were five loans that were charged off in 2005, of which $879,000 was secured with real estate, while the remainder was commercial loans. The ratio of net charge-offs to average loans outstanding was .26% in 2005 compared to .92% on 2004.
     The provision for loan losses was $2.6 million in 2004, an increase over the $2.5 million recorded in 2003. A significant portion of each of the provisions for loan losses for these two years was due loans to a single borrower who filed for bankruptcy in late 2003. The Bank realized a loss of $1.1 million in 2004 and $1.2 million in 2003 related to this borrower. The remaining increase in the provision for loan losses in 2004 was due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio.
     Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2005, we had non-accrual loans totaling $1,651,700 compared to $779,400 as of December 31, 2004. The allowance for loan losses as a percentage of total loans as of December 31, 2005 and 2004 was .86% and .89%, respectively. The increase in the non-accrual loans was largely due to a $1.4 million loan that was secured by real estate. This property was foreclosed on in January 2006 and $1.2 million was transferred to other real estate (“ORE”), while the balance was taken against the allowance for loan losses.

     It is our opinion that the current allowance for loan losses of $5.6 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.
     Noninterest Income
     The following table presents the principal components of noninterest income for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003

Gain (loss) on sale of fixed asset	$410,308	$147,923	$(13,186)
Rental income	191,674	160,563	93,132
Service charge income	22,513	15,142	16,363
Overdraft fees	38,496	39,639	47,495
Wire transfer fees	27,146	20,842	16,110
ATM network and surcharge fees	24,523	7,803	4,033
Other	47,742	220,817	25,651

Noninterest income	762,402	612,729	189,598

     Noninterest income consists of service charges on deposit accounts and other miscellaneous service charges, fees, and income. Total noninterest income increased 24% during 2005 to $762,402. The increase was primarily due to the amortized gain recognized on the sale-leaseback of an administrative building of $413,000 compared to $144,000 recognized in 2004. A portion of the increase in noninterest income was offset by a decrease in other miscellaneous income since the other income in 2004 included a gain on the sale of foreclosed assets of $190,000. There were no sales of foreclosed assets in 2005.
     Noninterest income increased to $612,729 in 2004 from $189,598 in 2003. The increase was primarily from the aforementioned gain on the sale of foreclosed assets of $190,000, amortized gains recognized on the sale-leaseback of an administrative building of $144,100, and an increase of $67,400 in rental income from sub-leasing the administrative building.
     Noninterest Expense
     The following table presents the principal components of noninterest expenses for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003

Salaries and employee benefits	$7,214,234	$4,581,670	$2,522,914
Net occupancy and equipment	1,722,280	1,098,100	584,236
Legal/professional services	625,008	180,988	248,631
Data processing	573,864	368,421	279,425
Directors’ fees	540,570	379,500	122,000
Non-profit contributions	379,915	196,831	85,149
Loan collection and origination	266,931	263,119	105,474
Marketing and community relations	249,486	235,264	147,722
Audit and exam fees	236,961	169,832	139,516
Supplies/printing	139,644	130,195	100,702
Occupational and business licenses	89,909	58,945	19,568
Telephone	85,112	58,554	41,215
Training and meeting	84,545	59,469	38,968
Other	448,900	300,957	235,099

Noninterest expense	12,657,359	8,081,845	4,670,619

     Noninterest expenses increased 57% to $12.7 million in 2005 from $8.1 million in 2004, largely a reflection of the general growth of the organization in 2005. Salaries and employee benefits increased $2.6 million. Total full-time equivalent employees increased during the current year to 62 from 46 at December 31, 2004. This was the primary reason for the increase in salaries and benefits. Ten of the new employees were hired to staff the full-service branch in Duluth, Georgia (Gwinnett County) that is scheduled to open early in 2006, the loan production office that opened in August 2005 in Cumming, Georgia (Forsyth County), and increase representation in the existing branch locations. The remaining employees were hired to strengthen the infrastructure of the Bank as it grows. Additionally, compensation expense related to variable stock options increased $557,000 and bonuses and incentives increased $467,000 in 2005 compared to 2004, respectively. The Bank has a performance-based annual bonus plan whereby 10% of net earnings are paid to its employees. With the increase of net income this year, the amount of the annual bonus doubled to $750,000 in 2005 from the previous year. Other bonuses and incentives were paid throughout the year for special projects, business development and new employee sign-on payments.
     Net occupancy and equipment expenses increased 57% to $1.7 million in 2005 from $1.1 million in 2004, also largely as a result of branch expansion and leasehold improvements on the administrative building to house additional employees. Equipment and software costs increased $300,000 in 2005 due to the conversion to a different core processor.
     Legal and professional fees increased $444,000 in 2005 compared to 2004. In order to comply with the Sarbanes-Oxley Act, the Bank contracted with a third party accounting firm to assist in implementing the necessary documentation of existing processes and identifying areas needing strengthened procedures. The hard costs, classified as consulting fees, associated with this effort in 2005 alone totaled $185,000. Employees in every area of the Bank also assisted with this project. Other consulting fees included fees associated with recruiting talented, experienced bankers to support the Bank’s growth. In 2005, we utilized staffing firms more than in the past to accomplish this task. As a result, the increase in consulting fees included an increase in employee recruiting fees of $134,000 over fees incurred in 2004.
     Non-profit contributions increased $183,000, or 93%, in 2005 over 2004 as the amount has typically increased proportionately with the Bank’s profitability each year. Integrity Bank is a faith-based organization. As such, we tithe 10% of our net income each year to a foundation, administered by the Bank, which then distributes those funds to faith-based organization, as well as other non-profit organizations. In addition to helping people in our community, we contribute funds to people in need all over the world. Director fees increased $161,000 since the fees for each monthly meeting were raised in March 2005. Other noninterest expenses, such as data processing, audit/exam fees, and business license expenses were also higher in 2005 compared to the previous year as a result of the Bank’s growth during the past year.
     Other noninterest expenses were $8.1 million in 2004, compared to $4.7 million in 2003, an increase of $3.4 million. Salaries and employee benefits increased $2.1 million. This increase was due to the addition of 13 full-time equivalent employees during 2004, for a total of 46, an increase in compensation expense related to variable stock options of $512,000, and normal increases in salaries and benefits. The increase in the number of employees was due to the opening of a full-service branch in Smyrna (Cobb County), Georgia, a loan production office in Lawrenceville (Gwinnett County), Georgia, and additional administrative employees required due to our growth. Equipment and occupancy expenses increased by $514,000 as a result of additional depreciation and utility expenses related to the new branches. Future occupancy and equipment expenses will increase as new branches are built. Other operating expenses increased by $839,000 due partially to increased director fees of $257,000, an increase in loan collection and processing costs of $158,000, and increased non-profit contributions of $112,000. The increases in all other operating expenses were directly related to the overall growth of the Company.
     Income Tax
     We reported income tax expense of $3,688,300, $1,775,700, and $462,400 for 2005, 2004, and 2003, respectively. The effective tax rate for 2005, 2004, and 2003 was 36.8%, 37.1% and 20.5%, respectively. Due to our short operating history, the company had net operating loss carryforwards prior to 2003. Income tax expense in 2003 was substantially reduced due to the recognition of $380,000 of deferred tax assets previously accorded a valuation allowance. There were no loss carryforwards or valuation allowances in 2005 or 2004.

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
     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates, and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.
     As of December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 1.03. Our targeted ratio is 0.80 to 1.20 in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.
     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

	0 — 3	4 — 6	7 — 12	1 — 5	Over 5
	Months	Months	Months	Years	Years	Total
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits in banks	$67	$0	$0	$0	$0	$67
Federal funds sold	6,243	0	0	0	0	6,243
Securities	—	85	—	63,037	10,802	73,924
Federal Home Loan Bank Stock	889	0	0	0	0	889
Loans	620,311	2,699	8,770	19,178	820	651,778

Total interest-earning assets	$627,510	$2,784	$8,770	$82,215	$11,622	$732,901

Interest-bearing liabilities:
Interest-bearing demand deposits	$163,487	$0	$0	$0	$0	$163,487
Savings and money markets	9,768	0	0	0	0	9,768
Time deposits	88,316	113,266	239,782	42,779	3,999	488,142
Subordinated debentures	6,186	0	0	0	0	6,186

Total interest-bearing liabilities	$267,757	$113,266	$239,782	$42,779	$3,999	$667,583

Interest rate sensitivity gap	$359,753	$(110,482)	$(231,012)	$39,436	$7,623	$65,318

Cumulative interest rate sensitivity gap	$359,753	$249,271	$18,259	$57,695	$65,318

Interest rate sensitivity gap ratio	2.34	0.02	.04	1.92	2.91

Cumulative interest rate sensitivity gap ratio	2.34	1.65	1.03	1.09	1.10

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

Analysis of Net Interest Income
for the Years Ended December 31, 2005, 2004, and 2003

	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Deposits in banks	$209	$5	2.39%	$301	$4	1.33%	$757	$10	1.29%
Taxable investment securities	60,812	2,710	4.46	35,599	1,593	4.47	21,167	878	4.15
Federal funds sold	1,858	62	3.34	2,460	28	1.14	4,561	49	1.07
Loans (1)	525,836	41,379	7.87	301,040	20,831	6.92	184,430	13,253	7.19
Allowance for loan losses	(4,572)			(3,639)			(1,700)
Cash and due from banks	3,575			2,634			2,876
Other assets	15,118			13,404			8,971

Total Assets	$602,836			$351,799			$221,062

Total interest-earning assets	$588,715	44,156	7.50	$339,400	22,456	6.62	$210,915	14,190	6.73

Liabilities:
Noninterest-bearing demand	$11,961			$9,971			$7,047
Interest bearing demand and savings	183,121	5,974	3.26	137,661	3,432	2.49	63,312	1,429	2.26
Time	313,816	11,319	3.61	142,106	3,512	2.47	122,177	3,353	2.74

Total deposits	508,898			289,738			192,536
Other borrowings	34,040	1,391	4.09	27,100	627	2.31	8,952	183	2.04
Other liabilities	4,309			2,099			1,111
Shareholders’ equity	55,589			32,862			18,463

Total liabilities and shareholders’ equity	$602,836			$351,799			$221,062

Total interest-bearing liabilities	$530,977	18,684	3.52	$306,867	7,571	2.47	$194,441	4,965	2.55

Net interest income		$25,472			$14,885			$9,225

Net interest margin (2)			4.33			4.39			4.37
Net interest spread (3)			3.98			4.15			4.18

(1)	Interest income from loans includes total fee income of approximately $4.4 million, $2.8 million, and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The average balance of non-accrual loans included in average loans was $1,127,000, $2,138,000, and $273,000 in 2005, 2004 and 2003, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

	Year Ended December 31,			Year Ended December 31,
		2005 vs. 2004		2004 vs. 2003
		Changes Due To:		Changes Due To:
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:
Income from interest-earning assets:
Loans	$17,358	$3,190	$20,548	$8,095	$(517)	$7,578
Investment securities	1,124	(7)	1,117	652	63	715
Federal funds sold	(5)	39	34	(24)	3	(21)
Deposits with other banks	(1)	2	1	(6)	—	(6)

Total interest income	18,476	3,224	21,700	8,717	(451)	8,266

Expense from interest-bearing liabilities:
NOW accounts	1,371	1,161	2,532	1,823	127	1,950
Money market accounts	(10)	19	9	47	6	53
Savings accounts	0	1	1	1	(1)	0
Time deposits	5,656	2,151	7,807	522	(363)	159
Federal funds purchased	46	57	103	19	1	20
Federal Home Loan Bank advances	101	448	549	166	13	179
Subordinated debentures	0	112	112	238	7	245

Total interest expense	7,164	3,949	11,113	2,816	(210)	2,606

Net interest income	$11,312	$(725)	$10,587	$5,901	$(241)	$5,660

     Investment Portfolio
     Types of Investments
     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

		December 31,
(Dollars in Thousands)	2005	2004	2003

Mortgage-backed securities	$73,234	$47,238	$26,513
Equity securities	1,579	1,923	1,340

	$74,813	$49,161	$27,853

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
     The equity securities in 2005 consist of $889,300 in Federal Home Loan Bank of Atlanta stock and a $690,000 common stock investment in Integrity Bank of Florida. The equity securities in 2004 consisted of $1,232,600 in Federal Home Loan Bank of Atlanta stock and a $690,000 common stock investment in Integrity Bank of Florida. The equity securities in 2003 consisted of $650,000 in Federal Home Loan Bank of Atlanta stock and the $690,000 investment in Integrity Bank of Florida. Banks with borrowings from Federal Home Loan Banks are required to buy stock in proportion to the amount of their outstanding advances and total assets. There is no market for the stock, which is normally bought or sold to the Federal Home Loan Bank at a set price of $100 per share. The stock has historically paid a quarterly dividend, although the issuer is not required to pay dividends.
     Maturities
     The amounts of available for sale securities, including the weighted average yield in each category are shown in the following table according to contractual maturity classifications one through five years, after five through ten years and after ten years. There were no investment securities classified as held to maturity in 2005, 2004, or 2003.

(Dollars in
Thousands)	December 31, 2005			December 31, 2004		December 31, 2003
			Year-end
	Amortized	Fair	Weighted	Amortized	Fair	Amortized	Fair
	Cost	Value	Avg. Yield	Cost	Value	Cost	Value

Mortgage-backed securities Over one year through five years	$3,120	$3,045	4.17%	$4,038	$4,072	$415	$427

Over five years through ten years	2,496	2,499	5.31	—	—	794	817

Over ten years	69,232	67,690	4.64	43,515	43,166	25,202	25,269

	$74,848	$73,234	4.64	$47,553	$47,238	$26,411	$26,513

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.
     Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

					December 31,
	2005		2004		2003		2002		2001
(Dollars in Thousands)		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$46,296	7%	$11,181	3%	$16,071	7%	$11,751	9%	$3,558	8%
Real estate-construction	384,990	59	214,104	56	123,882	52	51,715	40	22,522	51
Real estate-mortgage	219,374	34	160,101	41	98,401	41	63,940	50	17,134	39
Consumer installment and other	1,426	—	614	—	723	—	856	1	867	2

	652,086	100%	386,000	100%	239,077	100%	128,262	100%	44,081	100%
Less:
Allowance for loan losses	(5,612)		(3,433)		(3,573)		(1,104)		(392)
Deferred loan fees	(308)		(94)		(158)		(255)		(118)

Net loans	$646,166		$382,473		$235,346		$126,903		$43,571

Maturities and Sensitivities of Loans to Changes in Interest Rates
     Total loans as of December 31, 2005 and 2004 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

	December 31,	December 31,
(Dollars in Thousands)	2005	2004

Commercial
One year or less	$16,036	$8,622
After one through five years	28,202	2,228
After five years	2,058	331

	46,296	11,181

Construction
One year or less	81,371	129,544
After one through five years	298,639	81,726
After five years	4,980	2,834

	384,990	214,104

Real Estate Mortgage
One year or less	17,053	63,448
After one through five years	164,557	85,486
After five years	37,764	11,167

	219,374	160,101

Consumer & Other
One year or less	1,202	491
After one through five years	220	123
After five years	4	—

	1,426	614

	$652,086	$386,000

     The following table summarizes loans as of December 31, 2005 and 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

	December 31,	December 31,
(Dollars in Thousands)	2005	2004
Predetermined interest rates	$1,092	$12,984
Floating or adjustable interest rates	535,332	170,911

	$536,424	$183,895

     Risk Elements
     Information with respect to non-accrual, past due and restructured loans as of December 31, 2005 and 2004 is as follows:

(Dollars in Thousands)	December 31,
	2005	2004

Non-accrual loans	$1,652	$779
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	817	307
Interest income that would have been recorded on non-accrual and restructured loans under original terms	186	19
Interest income that was recorded on non-accrual and restructured loans	0	0

     Non-accrual loans have increased to $1,652,000 as of December 31, 2005 from $779,000 as of December 31, 2004. The increase is attributable to one loan that totaled $2.1 million when it was classified as non-accrual in late 2005. In December, due to the deteriorated status of the loan and a bankruptcy filing, $755,000 of this loan was charged-off, leaving a balance of $1.4 million. In January, the Bank foreclosed on the loan, placing the property securing the loan into Other Real Estate at $1.2 million, taking an additional $160,000 against allowance for loan losses. The property was on the market in the first quarter of 2006.
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
     Loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms increased to $568,000 at December 31, 2005 from $307,000 at December 31, 2004. The loans included in the 2005 total consisted of three loans ranging in amounts from $150,000 to $238,000. These loans were classified for regulatory purposes as loss, doubtful, or substandard, but are currently in compliance with their payment terms. They do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources.

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

		Year Ended December 31,
	2005	2004	2003	2002	2001
(Dollars in Thousands)
Average amount of loans outstanding	$525,836	$301,040	$184,430	$79,864	$26,108

Balance of allowance for loan losses at beginning of year	$3,433	$3,573	$1,104	$392	$56

Loans charged off:
Consumer	—	—	(20)	—	—
Real estate mortgage	(879)	(550)	—	—	—
Commercial	(563)	(2,292)	—	—	—

	(1,442)	(2,842)	(20)	—	—

Loans recovered:
Real estate mortgage	55	75	—	—	—

	55	75	—	—	—

Net charge-offs	(1,387)	(2,767)	(20)	—	—

Additions to allowance charged to operating expense during year	3,566	2,627	2,489	712	336

Balance of allowance for loan losses at end of year	$5,612	$3,433	$3,573	$1,104	$392

Ratio of net loans charged off during the year to average loans outstanding	0.26%	0.92%	0.01%	—	—

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
     All of our loans are assigned individual loan grades when underwritten. The Bank, under the guidance of the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
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
     As of December 31, 2005 and 2004, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		Percent		Percent		Percent		Percent		Percent of
		of loans		of loans		of loans		of loans		loans
		in		in		in		in		in
		each		each		each		each		each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
(Dollars in Thousands)

Commercial	$427	7.10%	$243	2.90%	$1,368	6.73%	$101	9.16%	$32	8.07%
Real estate-construction	3,156	59.04	1,828	55.46	1,087	51.85	446	40.32	200	51.09
Real estate-mortgage	2,018	33.64	1,357	41.48	1,112	41.12	551	49.85	152	38.87
Consumer installment loans and other	11	.22	5	0.16	6	.30	6	.67	8	1.97

	$5,612	100.00	$3,433	100.00	$3,573	100.00	$1,104	100.00	$392	100.00

     Deposits
     Average amount of deposits (determined using daily average balances) and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.

			Year Ended December 31,
	2005		2004		2003
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest-bearing demand deposits	$6,769	—%	$9,971	—%	$7,047	—%
Interest-bearing demand deposits	182,877	3.27	137,384	2.50	63,137	2.26
Savings deposits	244	0.82	277	0.47	175	0.55
Time deposits	313,816	3.61	142,106	2.47	122,177	2.74

Total	503,706		289,738		192,536

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

(Dollars in Thousands)	December 31, 2005

Three months or less	$14,684
Over three through six months	38,083
Over six through twelve months	78,172
Over twelve months	4,534

Total	135,473

     The Bank had approximately $131 million in jumbo CD’s maturing in one year or less at December 31, 2005. We believe the large percentage, 43%, of jumbo CD’s in relation to total CD’s is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the Bank as they mature because our deposit interest rates are comparable to other rates in our market.
     In 2005, the Bank obtained brokered funds in order to supplement retail deposits for the strong loan growth during the year. The rates paid on these funds, including fees, were comparable to retail time deposits issued at the same time. At December 31, 2005, the total in brokered funds was $150,586,000. The Bank had no deposits obtained through brokers in 2004.
     Return on Assets and Shareholders’ Equity
     The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2005	2004

Return on assets (1)	1.05%	0.86%
Return on equity (2)	11.37	9.15
Dividend payout ratio (3)	0	0
Equity to assets ratio (4)	9.22	9.34

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. The Company’s primary market risk exposure is currently the interest rate risk inherent in its lending and deposit taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. The Company manages its interest rate risk through the use of various tools, including managing the composition and size of the investment portfolio so as to reduce the interest rate risk in the deposit and loan portfolios, at the same time maximizing the yield generated by the portfolio.
     The table below presents the contractual balances and the estimated fair value of the Company’s financial instruments at their expected maturity dates as of December 31, 2005. The expected maturity categories for investment securities take into consideration historical prepayment experience, as well as Management’s expectations based on the interest rate environment as of December 31, 2005. For core deposits without contractual maturity (i.e., interest-bearing checking, savings, and money market accounts), the table presents principal cash flows based on Management’s judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2005.

		Expected Maturity Date
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Assets
Investment Securities
Fixed rate	$8,492	$7,421	$6,469	$2,737	$7,368	$690	$33,177	$32,178
Average interest rate	4.77%	4.77%	4.77%	4.75%	4.75%	—%	4.77%
Variable rate	4,753	5,292	4,595	7,443	16,823	3,454	42,360	41,746
Average interest rate	5.65%	6.41%	6.41%	6.41%	6.41%	6.41%	6.32%
Loans
Fixed rate	14,650	11,440	485	206	575	153	27,509	24,106
Average interest rate	7.02%	6.39%	7.61%	7.17%	6.73%	5.75%	6.75%
Variable rate	316,241	187,556	98,758	12,671	6,280	2,763	624,269	627,593
Average interest rate	7.92%	7.92%	7.93%	8.01%	7.90%	3.53%	7.90%
Federal funds sold
Variable rate	6,243	—	—	—	—	—	6,243	6,243
Average interest rate	3.34%	—	—	—	—	—	3.34%
Interest-bearing deposits with other banks
Variable rate	67	—	—	—	—	—	67	67
Average interest rate	2.39%	—	—	—	—	—	2.39%
Liabilities
Interest-bearing deposits and savings
Variable rate	172,825	—	—	—	—	—	172,825	172,825
Average interest rate	3.73%	—	—	—	—	—	3.73%
Time deposits	442,148	32,383	10,043	3,999	—	—	488,573	488,186
Average interest rate	4.09%	4.34%	4.03%	4.09%	—	—	4.11%
Variable rate long-term borrowings	—	—	—	—	—	6,186	6,186	6,186
Average interest rate	—	—	—	—	—	6.49%	6.49%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     The financial statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports that the Company files under the Exchange Act.
Management’s Report on Internal Control over Financial Reporting
     The management of Integrity Bancshares, Inc. and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The management of Integrity Bancshares, Inc. and subsidiary has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting met those criteria.
     Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting, which immediately follows.

/s/ Steven M. Skow

Steven M. Skow
President and Chief Executive Officer

/s/ Suzanne Long

Suzanne Long
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Integrity Bancshares, Inc.
Alpharetta, Georgia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Integrity Bancshares, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrity Bancshares, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Integrity Bancshares, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Integrity Bancshares, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated January 27, 2006 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC
Atlanta, Georgia
January 27, 2006
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Bank has adopted a code of ethics applicable to all of its officers and employees, which was last revised in November, 2004. The revised code of ethics satisfies the criteria set forth in Item 406(b) of the SEC’s Regulation S-B. We believe that it promotes ethical conduct and prevents conflicts of interest. We will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be directed to: Corporate Secretary, Integrity Bancshares, Inc., 11140 State Bridge Road, Alpharetta, GA, 30022. If we make an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) to Item 406 of the SEC’s Regulation S-B we will post such information on our Internet website, which is www.myintegritybank.com. Additional information regarding the Company’s directors and executive officers is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting — See Page 2 of this document.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting — See Page 8 of this document.
ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information relating to our 2003 Directors Stock Option Plan and our 2003 Stock Option Plan, which are our only equity compensation plans, as of December 31, 2005. The figures presented in the following table do not include additional options to purchase shares of our common stock that will accrue to Steven M. Skow, our President and Chief Executive Officer, by virtue of Mr. Skow’s option to purchase five percent of our total outstanding common stock on the date of exercise at an exercise price of $2.45 per share.

Equity Compensation Plan Table
	(a)	(b)	(c)
		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))

Equity compensation plans approved by security holders	1,228,996	$5.60	1,925
Equity compensation plans not approved by security holders	—	—	—

Total	1,228,996	$5.60	1,925

Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting — See Page 11 of this document.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting — See Page 13 of this document.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the Definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting — See Page 19 of this document.

ITEM 15. EXHIBITS, LIST AND FINANCIAL STATEMENT SCHEDULES
     (a) The following exhibits, which include all financial statements filed as a part of this report, are filed as a part of or incorporated by reference in this report:

Exhibit
Number	Description

3.1	Articles of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on January 25, 2000 — File No. 333-95335)

3.2	Articles of Amendment filed June 10, 2005.

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on January 25, 2000 — File Nos. 333-95335)

10.1	Employment agreement with Steven M. Skow (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.2	Employment agreement with Rita Gray (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.3	2003 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.4	Amendment No. 1 to 2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-KSB for the period ended December 31, 2004 as filed with the SEC on March 30, 2005)*

10.5	Amendment No. 2 to 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the period ended December 31, 2004 as filed with the SEC on March 30, 2005)*

10.6	2003 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

13.1	Integrity Bancshares, Inc. Financial Statements as of December 31, 2005

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Form 10-KSB for the period ended December 31, 2004 as filed with the SEC on March 30, 2005)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

By:	/s/ Steven M. Skow

Steven M. Skow
President and Chief Executive Officer
Date: March 15, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven M. Skow	Date: March 15, 2006
Steven M. Skow, President,
Chief Executive Officer and Director
[Principal Executive Officer]

/s/ Suzanne Long	Date: March 15, 2006
Suzanne Long, Senior Vice-President & C.F.O
[Principal Financial Officer and Principal Accounting Officer]

/s/ Clinton M. Day	Date: March 15, 2006
Clinton M. Day, Director

/s/Alan K. Arnold	Date: March 15, 2006
Alan K. Arnold, Director

/s/James E. Bridges James E. Bridges, Director	Date: March 15, 2006

/s/ Joseph J. Ernest Joseph J. Ernest, Director	Date: March 15, 2006

/s/ Don C. Hartsfield Don C. Hartsfield, Director	Date: March 14, 2006

/s/ Jack S. Murphy Jack S. Murphy, Director	Date: March 15, 2006

/s/ Richard H. Peden, Sr.	Date: March 15, 2006
Richard H. Peden, Sr, Director

/s/ Charles J. Puckett	Date: March 14, 2006
Charles J. Puckett, Director

/s/ Gerald O. Reynolds	Date: March 14, 2006
Gerald O. Reynolds, Director

/s/ Robert S. Wholey	Date: March 15, 2006
Robert S. Wholey, Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS
     Integrity Bancshares, Inc. expects to send a proxy statement to its shareholders with respect to the annual meeting of shareholders subsequent to the filing of this Form 10-K. It will furnish copies of such material to the Commission when the proxy statement is sent to shareholders.