Form 10-Q
period 2006-03-31
INTEGRITY BANCSHARES INC
filed 2006-05-15
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 333-95335
Integrity Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2508612

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
11140 State Bridge Road, Alpharetta, Georgia 30022

(Address of principal executive offices)
(770) 777-0324

(Issuer’s telephone number)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2006: 14,588,342 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(In thousands)	(Unaudited)

ASSETS:
Cash and due from banks	$7,569	$5,068
Interest-bearing deposits in banks	59	67
Federal funds sold	918	6,243
Securities available for sale, at fair value	82,179	73,924
Other investments	1,502	889
Loans, net of unearned income	771,123	651,778
Less: allowance for loan losses	(6,743)	(5,612)

Net loans	764,380	646,166

Premises and equipment, net	12,608	11,865
Other real estate owned	1,215	0
Other assets	11,670	8,853

Total assets	$882,100	$753,075

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits:
Noninterest-bearing demand	$17,441	$13,046
Interest-bearing:
Demand	165,626	163,487
Savings	9,331	9,768
Time, $100,000 and over	164,091	135,474
Other time	414,080	352,669

Total deposits	770,569	674,444

Other borrowed funds	34,022	6,186
Other liabilities	8,241	6,326

Total liabilities	812,832	686,956

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 14,588,342 and 14,361,542 shares issued and outstanding, respectively	58,171	56,992
Retained earnings	12,321	10,144
Accumulated other comprehensive loss	(1,224)	(1,017)

Total stockholders’ equity	69,268	66,119

Total liabilities and stockholders’ equity	$882,100	$753,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months
	ended March 31,
(Dollars in thousands, except share and per share amounts)	2006	2005

Interest income
Loans, including fees	$15,573	$7,671
Interest-bearing deposits in banks	1	1
Federal funds sold	91	7
Taxable investment securities	907	608

Total interest income	16,572	8,287

Interest expense
Deposits	7,308	2,876
Federal funds purchased and other borrowings	431	330

Total interest expense	7,739	3,206

Net interest income	8,833	5,081
Provision for loan losses	1,291	572

Net interest income after provision for loan losses	7,542	4,509

Other income
Service charges on deposit accounts	20	11
Other operating income	110	179

Total other income	130	190

Other expense
Salaries and employee benefits	2,310	1,500
Occupancy and equipment expenses	501	403
Other operating expenses	1,286	672

Total noninterest expense	4,097	2,575

Income before income taxes	3,575	2,124

Income tax expense	1,398	790

Net income	$2,177	$1,334

Other comprehensive loss

Unrealized losses on securities available-for-sale arising during period, net of tax	(207)	(532)

Comprehensive income	$1,970	$802

Basic earnings per common share	$.15	$.10
Diluted earnings per common share	$.14	$.09
Cash dividends per common share	$0	$0

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months
	ended March 31,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$2,177	$1,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	152	123
Stock compensation	244	221
Increase in interest receivable	(392)	(323)
Increase in interest payable	1,345	447
Provision for loan losses	1,291	572
Net gains on sales of premises and equipment	(32)	(103)
Changes in other assets and liabilities:
Increase in other assets	(1,893)	(215)
Increase in other liabilities	571	358

Net cash provided by operating activities	3,463	2,414

Cash flows from investing activities:

Net decrease in interest-earning deposits in banks	8	228
Net decrease in federal funds sold	5,325	—
Principal collections on securities available for sale	2,918	2,496
(Purchases) redemption of restricted equity securities	(613)	343
Purchases of securities available for sale	(11,541)	(15,477)
Net loans made to customers, net of principal collected on loans	(120,720)	(65,937)
Purchases of premises and equipment	(863)	(111)

Net cash used in investing activities	(125,486)	(78,458)

Cash flows from financing activities:

Net increase (decrease) in noninterest-bearing deposits	4,395	(1,295)
Net increase in interest-bearing deposits	91,729	92,756
Net decrease in federal funds purchased	—	(232)
Proceeds from exercised stock options	564	528
Net increase (decrease) in other borrowed funds	27,836	(15,000)

Net cash provided by financing activities	124,524	76,757

Net increase (decrease) in cash and due from banks	2,501	(713)
Cash and due from banks at beginning of period	5,068	1,275

Cash and due from banks at end of period	$7,569	$1,988

Supplemental disclosures of cash paid during the period:
Interest	$6,394	$2,760
Income taxes	$638	$68

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$1,215	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

Integrity Bancshares, Inc. (the “Company), prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.

The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	ACCOUNTING POLICIES

The Company’s accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 3.	STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), entitled Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $115,000 and $78,000 lower, respectively, than if it had continued to account for share-based compensation under the provisions of APB Opinion No. 25.

     The following table shows pro forma net income available to common shareholders and basic and diluted earnings per share as if Integrity had adopted the fair value method of recognizing option expense for all periods presented (dollars in thousands, except per share data).

Three Months Ended
March 31,
2005
Net income available to common shareholders:
As reported	$1,334
Pro forma	1,400

Basic earnings per common share:
As reported	.10
Pro forma	.11

Diluted earnings per common share:
As reported	.09
Pro forma	.10
     The compensation cost that has been charged against income for the Plans was $244,000 and $222,000 for the three months ended March 31, 2006 and 2005, respectively.
     As of March 31, 2006, the Company has two stock-based compensation plans that allow for grants of incentive stock options and nonqualified stock options. One of the plans is an employee plan, and the other is a director plan. Under both plans, fixed stock options granted can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The number of awards available for grant is adjusted up or down with the change in the number of shares outstanding in accordance with the terms of the plan. The general terms of the plans include a vesting period (usually five years) with an exercisable period not to exceed ten years. Under the employee option plan, variable options can also be granted with an exercise price less than current market value. In periods prior to the period beginning January 1, 2006, stock-based compensation was recorded for grants of these types of options. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2006, approximately 60,000 awards could be granted under the employee plan, and 2,000 awards could be granted under the director plan.
     The following table shows option activity of the Employee Plan for the first quarter of 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2005	1,409,072	$4.67
Granted (below market)	11,340	2.45
Granted (at market)	84,000	11.90
Exercised	(128,800)	3.35
Forfeited	(155,200)	9.48

Outstanding at March 31, 2006	1,220,412	$3.85	5.5	$9,183

Exercisable at March 31, 2006	487,285	$3.03	8.4	$4,423

     Cash received from the exercise of options was $255,000 and $529,200 for the three months ended March 31, 2006 and 2005, respectively. Total intrinsic value of options exercised was $1.1 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively.
The following table summarizes our nonvested stock options activity for the three months ended March 31, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	991,720	$5.89
Granted	95,340	5.86
Vested	(198,733)	.77
Forfeited	(155,200)	9.48

Nonvested stock options end of period	733,127	$5.77

     As of March 31, 2006, there was $2.3 million of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.89 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $153,000and $83,000, respectively.
     The weighted average fair value of options granted in the first quarter of 2006 and 2005 was $5.86 and $7.51, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise, employee termination and forfeitures within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The key assumptions used to determine the fair value of options are presented in the table below.

	Three Months Ended
	March 31,
	2006	2005

Expected volatility	22.6% to 33.40%	33%
Expected dividend yield	0%	0%
Expected life (in years)	7.50	10.0
Risk-free rate	4.2% to 4.7%	4.5%

     The following table shows option activity of the Director Plan for the first quarter of 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2005	538,000	$3.85
Granted	—	—
Exercised	(98,000)	2.45
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2006	440,000	$4.16	7.3	$3,564

Exercisable at March 31, 2006	440,000	$4.16	7.3	$3,564

     There were no options granted under the Director Plan during the quarters ended March 31, 2006 or 2005. Cash received from the exercise of options was $309,000 for the three months ended March 31, 2006. There were no exercised options under this plan during the quarter ended March 31, 2005. Total intrinsic value of options exercised was $1 million for the three months ended March 31, 2006. All of the options issued under the Director had vested prior to March 31, 2006, and there were no forfeitures during the current period.

NOTE 4. EARNINGS PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2006	2005

Basic Earnings Per Share:
Weighted average common shares outstanding	14,456,382	12,917,994

Net income	$2,176,983	$1,333,723

Basic earnings per share	$0.15	$0.10

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,456,382	12,917,994
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	1,217,178	1,144,522

Total weighted average common shares and common stock equivalents outstanding	15,673,560	14,062,516

Net income	$2,176,983	$1,333,723

Diluted earnings per share	$0.14	$0.09

All share and per share information for all prior periods have been adjusted for the December 2005 2-for-1 stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the “Company”), and its bank subsidiary, Integrity Bank (the “Bank”), during the period included in the accompanying condensed consolidated financial statements.
Forward Looking Statements
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis and Results of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words, such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “project,” “forecast,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
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
Critical Accounting Policies
     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
     The Company believes the following critical accounting policy requires the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of its financial statements.
     Allowance for loan losses. The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.
     On February 16, 2006, Integrity (GA) Statutory Trust II (“the Trust”), a Delaware statutory trust established by us, received $27.0 million principal amount of the Trust’s floating rate cumulative trust preferred securities in a trust preferred private placement. The proceeds of that transaction were used by the Trust to purchase an equal amount of our floating rate-subordinated debentures. We have fully and unconditionally guaranteed all obligations of the Trust on a subordinated basis with respect to the trust preferred securities. We then injected $25 million as a capital contribution to the Bank to support growth plans and retained $2 million for future use. The resulting debentures of the Company have an initial interest rate of 6.19% until June 15, 2006, and, subsequently, a floating rate of three-month LIBOR plus 1.44% that resets each quarter.
     The sole assets of the Trust are the subordinated debentures issued by us. Both the trust preferred securities and the subordinated debentures have approximately 30-year lives. However, both we and the Trust have options to call our respective securities after five years, subject to regulatory capital requirements.
     Combined with the $6 million of trust preferred securities issued by us in 2003, trust preferred securities of the Company totaled $33 million at March 31, 2006, of which approximately $23.5 million qualified as Tier I capital. The remainder qualified as Tier II capital.
     At March 31, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis were as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	11.58%	12.11%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.73	11.21	6.00
Total capital	12.58	11.98	10.00

*	The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status.
Commitments and Contractual Obligations
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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

(Dollars in Thousands)	March 31, 2006
Commitments to extend credit	$237,475
Letters of credit	1,855

$239,330

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
Financial Condition
     The following is a summary of our balance sheets as of the dates indicated:

	March 31,	December 31,
(Dollars in Thousands)	2006	2005

Cash and due from banks	$7,569	$5,068
Interest-bearing deposits in banks	59	67
Federal funds sold	918	6,243
Securities	82,179	73,924
Restricted equity securities	1,502	889
Loans, net	764,380	646,166
Premises and equipment	12,608	11,865
Other assets	12,885	8,853

	$882,100	$753,075

Deposits	$770,569	$674,444
Federal funds purchased	0	0
Other borrowings	34,022	6,186
Other liabilities	8,241	6,326
Stockholders’ equity	69,268	66,119

	$882,100	$753,075

     Our total assets grew 17.1% in the first quarter of 2006. Deposits grew $96.1 million, which included an increase of $40.5 million in brokered time deposits. The brokered deposits have maturities comparable to our local time deposits and were obtained at similar or more favorable rates. The funds obtained from the deposits were used primarily to fund net loan growth of $118.2 million and purchase additional securities of $8.3 million. Additional funding was provided by the new trust preferred securities. Total loans grew to $771 million, an increase of 18.3% during the current quarter. The growth was primarily realized in residential and commercial construction loans, thus secured by real estate. Our ratio of gross loans to deposits and other borrowings increased slightly to 95.84% at March 31, 2006, from 95.76% at December 31, 2005, as loan demand in our primary market areas continued to be strong. Our total equity increased $3.1 million due to year-to-date net income of $2,177,000, paid-in capital from the exercising of stock options of $564,000, paid-in capital from stock option expense of $615,000, net of an after-tax increase in the unrealized loss on securities available-for-sale of $207,000.
     Other assets increased $4 million during the first quarter of 2006, primarily due to increases in accrued interest receivable and prepaid expenses, and the addition to other real estate owned of a $1.2 million commercial construction loan foreclosure. This other real estate was subsequently sold in second quarter 2006 with minimal loss. Other liabilities increased $1.9 million in the same period, primarily due to increases in accrued payables for interest and income taxes.
     The following table details selected components of the Company’s average balance sheets for the current period and the same period last year to illustrate the resulting change over the past year:

	March 31,		%
(In thousands)	2006	2005	Change

Total investment securities	$75,181	$53,103	41.46%
Loans, net	699,534	417,495	67.56
Earning assets	789,750	477,557	65.99
Total assets	811,809	490,500	65.26

Non-interest-bearing deposits	14,851	9,686	81.78
Interest-bearing deposits	696,931	390,645	75.17
Borrowed funds	23,285	41,226	-90.04
Total funds	735,067	441,557	61.91

Total equity	68,385	44,476	37.51

Asset Quality
     There were no loans past due ninety days or more and still accruing interest at March 31, 2006; there was one commercial real estate loan on nonaccrual. Potential problem loans consist of 11 various credits which are currently less than 90 days past due and are accruing interest, but these loans have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Management believes the $6.7 million in the allowance for loan losses at March 31, 2006, or 0.87% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2006 and 2005, is as follows:

	March 31,
	2006	2005
	(Dollars in Thousands)

Nonaccrual loans	$277	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	5,635	1,199
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	24	0
Interest income that was recorded on nonaccrual and restructured loans	0	0
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.
     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded consideration when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.
     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
     The following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)

Interest income	$16,572	$8,287
Interest expense	7,739	3,206

Net interest income	8,833	5,081

Provision for loan losses	1,291	572
Other income	130	190
Other expense	4,097	2,575

Pretax income	3,575	2,124

Income taxes	1,398	790

Net income	$2,177	$1,334

     Our net interest income increased by $3.8 million during the first quarter of 2006 compared to the same period in 2005. The increase in net interest income is due primarily to the increased interest and fee income from a larger volume of average loans and to the increased volume of average securities. The rising interest rate environment has also benefited our variable rate loans. Our net interest margin increased to 4.47% during the first quarter of 2006, as compared to 4.27% during the first quarter of 2005 and 4.33% for the entire year of 2005. The increase in the net interest margin is due to the yield on loans increasing more than the cost of funds over the period. Yields earned on loans increased to 8.83% in the first quarter of 2006, as compared to 7.29% in the first quarter of 2005. Our cost of funds, including interest bearing deposits and other borrowings, increased to 4.26% in the first quarter of 2006, as compared to 2.90% in the first quarter of 2005. This is an increase of 151 basis points in loan yield vs. an increase of 129 basis points in cost of funds.
     The provision for loan losses increased by $719,886 in the first quarter of 2006, compared to the same period in 2005. This increase is due primarily to growth in the gross loan portfolio of $119.3 million in the first quarter of 2006, vs. $65.8 million in the first quarter of 2005. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ending March 31, 2006 and 2005, is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$705,323	$421,200

Balance of allowance for loan losses at beginning of period	$5,612	$3,433

Loans charged off
Commercial and financial	0	(210)
Real estate mortgage	(160)	0
Installment	0	0

	(160)	(210)

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	50
Installment	0	0

	0	50

Net charge-offs	(160)	(160)

Additions to allowance charged to operating expense during period	1,291	572

Balance of allowance for loan losses at end of period	$6,743	$3,845

Ratio of net loans charged off during the period to average loans outstanding	0.02%	0.04%

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans, and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program.
     Noninterest income decreased in the first quarter of 2006 as compared to the same period in 2005 by $61,000, primarily due to the recognized gain in 2005 on the sale of our administrative building. Service charge income, including NSF and Stop Payment fees, and Other Fee Income, including ATM network fees, official check fees, and wire transfer fees, on the other hand, increased $10,000 and $6,000, respectively, quarter over quarter.
     Noninterest expenses increased in the first quarter of 2006 as compared to the same period in 2005 by $1,521,000, due to increased salaries and employee benefits of $810,000, increased occupancy and equipment expenses of $98,000, and increased other operating expenses of $614,000. Salaries and employee benefits increased primarily due to an increase in the number of full time equivalent employees to 67 at March 31, 2006, from 47 at March 31, 2005, and to annual salary increases. The increase in the number of employees was to support our strong overall growth. The increase in occupancy and equipment expense was largely due to our overall growth, and additional expenses related to continued maintenance and upgrades of our operating systems, including the telephone and video conferencing systems. The increase in other operating expenses was due primarily to growth, as well as to the conversion of all major data processing systems in mid-2005. The largest increases in other noninterest expenses over the same period in 2005 occurred in the categories of total professional and consulting fees ($157,000), non-profit contributions ($99,000), loan related expenses ($89,000), total data processing expenses ($56,000), and audit and exam fees ($41,000). Non-profit contributions are typically a direct function of the prior year’s net income since the Bank tithes 10% of its net income, contributing these funds to a Foundation which distributes them to faith-based organizations and individuals with a relationship to our Company for purposes such as missions in our community and world-wide. Other expense increases were largely growth-related as we continue to build our organization.
     The Company recorded income tax expense of $1,398,000 in the first quarter of 2006 as compared to $790,000 in the first quarter of 2005. The rate of tax as a percentage of pretax income was 39.1% for 2006 and 37.2% for 2005. The increase in the effective tax rate is due to the expenses related to stock options, which is not tax deductible.
     We are not aware of any known trends, events, or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K covering the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company did not sell equity securities during the first quarter of 2006 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the first quarter of 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of security holders during the first quarter of 2006.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. The following exhibits are furnished with this report:
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

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: May 15, 2006	BY:	/s/ Steven M. Skow
Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: May 15, 2006	BY:	/s/ Suzanne Long
Suzanne Long, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)