Form 10-Q
period 2006-06-30
INTEGRITY BANCSHARES INC
filed 2006-08-14
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51284
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2006: 14,633,342 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
(In thousands)	(Unaudited)	2005

ASSETS:
Cash and due from banks	$5,902	$5,068
Interest-bearing deposits in banks	81	67
Federal funds sold	—	6,243
Securities available for sale, at fair value	96,989	73,924
Other investments	2,627	889
Loans, net of unearned income	814,932	651,778
Less: allowance for loan losses	(7,591)	(5,612)

Net loans	807,341	646,166

Premises and equipment, net	13,323	11,865
Bank owned life insurance	20,171	—
Other assets	11,833	8,853

Total assets	$958,267	$753,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$15,607	$13,046
Interest-bearing:
Demand	158,614	163,487
Savings	16,670	9,768
Time, $100,000 and over	167,860	135,474
Other time	452,209	352,669

Total deposits	810,960	674,444

Federal funds purchased	8,375	—
Federal Home Loan Bank advances	25,000	—
Subordinated debt	34,022	6,186
Other liabilities	7,958	6,326

Total liabilities	886,315	686,956

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 14,633,342 and 14,361,542 shares issued and outstanding, respectively	58,621	56,992
Retained earnings	15,343	10,144
Accumulated other comprehensive loss	(2,012)	(1,017)

Total stockholders’ equity	71,952	66,119

Total liabilities and stockholders’ equity	$958,267	$753,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands, except share and per share amounts)	2006	2005	2006	2005

Interest income
Loans, including fees	$17,966	$9,317	$33,539	$16,988
Interest-bearing deposits in banks	1	1	2	3
Federal funds sold	137	6	228	13
Taxable investment securities	1,161	670	2,068	1,277

Total interest income	19,265	9,994	35,837	18,281

Interest expense
Time deposits, $100,000 and over	1,963	458	3,590	975
Other deposits	6,980	3,342	12,660	5,702
Federal Home Loan Bank advances	16	178	24	371
Short-term borrowings	25	43	58	93
Subordinated debt	504	97	894	184

Total interest expense	9,487	4,118	17,226	7,325

Net interest income	9,778	5,876	18,611	10,956

Provision for loan losses	848	664	2,139	1,235

Net interest income after provision for loan losses	8,930	5,212	16,472	9,721

Noninterest income
Service charges on deposit accounts	21	15	41	26
Increase in CSV of bank owned life insurance	171	0	171	0
Other operating income	161	181	270	360

Total noninterest income	353	196	482	386

Noninterest expense
Salaries and employee benefits	2,525	1,737	4,835	3,238
Net occupancy and equipment expenses	651	431	1,152	834
Other operating expenses	1,548	897	2,833	1,568

Total noninterest expense	4,724	3,065	8,820	5,640

Income before income taxes	4,559	2,343	8,134	4,467

Income tax expense	1,778	868	3,176	1,658

Net income	$2,781	$1,475	$4,958	$2,809

Unrealized (loss) gain on securities available for sale arising during period, net of tax	(788)	492	(995)	(40)

Comprehensive income	1,993	1,967	3,963	2,769

Basic earnings per common share	$.19	$.11	$0.34	$.21
Diluted earnings per common share	$.18	$.10	$0.32	$.20
Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months
	ended June 30,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$4,958	$2,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	265	254
Stock compensation	856	479
Increase in interest receivable	(1,562)	(581)
Increase in interest payable	2,290	84
Increase in cash value of bank owned life insurance	(171)	—
Provision for loan losses	2,139	1,235
Net gains on sales of premises and equipment	(137)	(206)
Net loss on sale of other real estate	142	—
Net other operating activities	(2,169)	(321)

Net cash provided by operating activities	6,611	3,753

Cash flows from investing activities:

Net increase in interest-earning deposits in banks	(14)	(98)
Net decrease (increase) in federal funds sold	6,243	(770)
Proceeds from maturities and paydowns of securities available-for-sale	7,269	6,202
Purchases of other investments	(1,738)	(467)
Purchases of securities available for sale	(30,835)	(15,477)
Purchase of bank owned life insurance	(20,000)	—
Net loans made to customers, net of principal collected on loans	(164,689)	(138,012)
Purchases of premises and equipment	(1,663)	(313)
Proceeds from sale of other real estate	1,073	—

Net cash used in investing activities	(204,354)	(148,935)

Cash flows from financing activities:

Net increase in noninterest-bearing deposits	2,561	656
Net increase in interest-bearing deposits	133,955	135,039
Net increase (decrease) in federal funds purchased	8,375	(4,279)
Proceeds from exercised stock options	850	750
Increase in Federal Home Loan advances	25,000	3,000
Issuance of subordinated debt	27,836	—
Net proceeds from sale of common stock	—	14,995

Net cash provided by financing activities	198,577	150,162

Net increase in cash and due from banks	834	4,980
Cash and due from banks at beginning of period	5,068	1,275

Cash and due from banks at end of period	$5,902	$6,255

Supplemental disclosures of cash paid during the period:
Interest	$14,937	$7,241
Income taxes	$3,952	$1,868

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$1,375	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
          Integrity Bancshares, Inc. (the “Company”), prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
          The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
          The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.
          The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
          As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006 are $164,000 and $28,000 higher, respectively, than if it had continued to account for share-based compensation under the provisions of APB Opinion No. 25, as projected. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.34 and $.32, respectively. The Company’s income before income taxes and net income for the three months ended June 30, 2006 are $83,000 and $15,000 higher, respectively. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $.19 and $.18, respectively.
          The following table shows pro forma net income available to common stockholders and basic and diluted earnings per share as if the Company had adopted the fair value method of recognizing option expense for all periods presented (dollars in thousands, except per share data).

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2005
Net income available to common stockholders:
As reported	$1,475	$2,809
Pro forma	1,190	2,590

Basic earnings per common share:
As reported	.11	.21
Pro forma	.09	.20

Diluted earnings per common share:
As reported	.10	.20
Pro forma	.08	.18
          The compensation cost charged against income for our stock option plans was $241,000 and $258,000 for the three months ended June 30, 2006 and 2005, respectively. Income tax benefits recognized for the three month periods were $54,000 and $97,000, respectively. Similarly, the costs for the six-month periods were $485,000 and $479,000 for 2006 and 2005, respectively. Income tax benefits recognized for the six month periods were $109,000 and $181,000, respectively.
          As of June 30, 2006, the Company has two stock-based compensation plans that allow for grants of incentive stock options and nonqualified stock options. One of the plans is an employee plan, and the other is a director plan. Under both plans, incentive stock options granted can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plans include a vesting period (usually five years) with an exercisable period not to exceed ten years. In periods prior to the period beginning January 1, 2006, stock-based compensation was recorded for grants of these types of options. Option awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2006, approximately 333,000 awards could be granted under the employee plan, and 2,000 awards could be granted under the director plan.
          The Company’s CEO has options to acquire 5% of the Company’s outstanding shares on the date of exercise. These options were issued in January 2003 under the employee plan. The options are divided into two groups: (1) the fixed number of options equal to 5% of the Company’s outstanding shares on the grant date (the “Original Option”); and (2) the additional options that accrue by virtue of increases in the Company’s outstanding shares (the “Additional Option”). Prior to January 1, 2006 stock based compensation was recognized for the Additional Option.

     Employee Plan
          The following table shows option activity of the Employee Plan for the three months ended June 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)
Outstanding at March 31, 2006	1,220,412	$4.67
Granted (below market)	2,250	2.45
Granted (at market)	40,000	12.80
Exercised	—	—
Forfeited	(15,000)	11.90

Outstanding at June 30, 2006	1,247,662	$4.84	5.9	$9,120

Vested and exercisable at June 30, 2006	519,837	$3.52	7.0	$4,486

          The following table shows option activity of the Employee Plan for the six months ended June 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2005	1,409,072	$4.67
Granted (below market)	13,590	2.45
Granted (at market)	124,000	12.19
Exercised	(128,800)	3.35
Forfeited	(170,200)	9.70

Outstanding at June 30, 2006	1,247,662	$4.84	5.9	$9,120

Vested and exercisable at June 30, 2006	519,837	$3.52	7.0	$4,486

          Cash received from the exercise of options was $328,000 and $641,000 for the six months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $0 and $147,000 for the three months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $1.1 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000 and $6,200 for the six months ended June 30, 2006 and 2005, respectively.

          The following table summarizes our nonvested stock options activity for three months ended June 30, 2006.

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	733,127	$5.77
Granted	42,250	12.25
Vested	(32,552)	5.81
Forfeited	(15,000)	11.90

Nonvested stock options end of period	727,825	$5.77

          The following table summarizes our nonvested stock options activity for the six months ended June 30, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	991,720	$5.89
Granted	137,590	11.23
Vested	(231,285)	1.48
Forfeited	(170,200)	9.69

Nonvested stock options end of period	727,825	$5.77

          The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $189,000 and $31,000, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $342,000 and $95,000, respectively.
          As of June 30, 2006, there was $2.2 million of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.64 years.
          The weighted average grant-date fair value of options granted for the three months ended June 30, 2006 and 2005 was $12.25 and $7.35, respectively. The weighted average grant-date fair value of options granted for the six months ended June 30, 2006 and 2005 was $11.23 and $7.36, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise, employee termination, and forfeitures within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The key assumptions used to determine the fair value of options are presented in the table below.

	Three Months Ended
	June 30,
	2006	2005

Weighted-average volatility	30%	33%
Expected dividend yield	0%	0%
Expected life (in years)	7.50	10.0
Risk-free rate	5.0%	4.5%

	Six Months Ended
	June 30,
	2006	2005

Weighted-average volatility	30%	33%
Expected dividend yield	0%	0%
Expected life (in years)	7.50	10.0
Risk-free rate	4.7%	4.5%
     Director Plan
          The following table shows option activity of the Director Plan for the three months ended June 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)
Outstanding at March 31, 2006	440,000	$4.16
Granted	—	—
Exercised	(45,000)	2.44
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2006	395,000	$4.18	7.2	$3,148

Vested and exercisable at June 30, 2006	395,000	$4.18	7.2	$3,148

          The following table shows option activity of the Director Plan for the six months ended June 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2005	538,000	$3.85
Granted	—	—
Exercised	(143,000)	2.92
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2006	395,000	$4.18	7.2	$3,148

Vested and exercisable at June 30, 2006	395,000	$4.18	7.2	$3,148

          There were no options granted under the Director Plan during the quarter ended June 30, 2006 and 88,000 options granted during second quarter 2005. Cash received from the exercise of options was $418,750 and $110,250 for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $364,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $434,250 and $405,000 for the three months ended June 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $1.4 million and $405,000 for the six months ended June 30, 2006 and 2005, respectively. All of the options issued under the Director Plan had vested prior to June 30, 2006, and there were no forfeitures during the current period.
NOTE 4. EARNINGS PER SHARE
          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	14,607,842	13,300,278	14,532,423	13,108,462

Net income	$2,780,953	$1,475,294	$4,957,936	$2,809,017

Basic earnings per share	$0.19	$0.11	$0.34	$0.21

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,607,842	13,300,278	14,532,423	13,108,462
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	629,831	1,197,846	923,505	1,160,570

Total weighted average common shares and common stock equivalents outstanding	15,237,673	14,498,124	15,455,928	14,269,032

Net income	$2,780,953	$1,475,294	$4,957,936	$2,809,017

Diluted earnings per share	$0.18	$0.10	$0.32	$0.20

All share and per share information for all prior periods have been adjusted for the December 2005, two-for-one stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Integrity Bancshares, Inc. (the “Company”), and its bank subsidiary, Integrity Bank (the “Bank”), during the periods included in the accompanying condensed consolidated financial statements.
Forward-Looking Statements
          Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words, such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “project,” “forecast,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
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
Liquidity and Capital Resources
          We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory. During the past year, the Company has increased its total brokered time deposit balance to support the strong loan growth. These funds were provided at interest rates generally more attractive than the local market which has become quite competitive due to increased new bank activity. While these funds may leave the Bank upon maturity, we believe there are many ready sources for additional brokered funds.
          Trust preferred securities of the Company totaled $34 million at June 30, 2006, of which approximately $24.6 million qualified as Tier I capital. The remainder qualified as Tier II capital.
          At June 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis were as follows:

	Actual
			Minimum
			Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	10.81%	11.16%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.15	10.46	6.00
Total capital	11.79	11.24	10.00

*	The percentages listed as the “Minimum Regulatory Requirement” are those required to maintain a “well-capitalized” status.
     The Company has grown to almost $1 billion in assets in only five and a half years while maintaining the ratios to be considered “well-capitalized.” In May, the Board of Directors formed a Mergers and Acquisitions Committee to begin searching for potential target institutions in several states throughout the South that could add value to our organization. At present, however, no specific targets have been identified. The Committee will also look for future branch locations around Atlanta for organic growth possibilities.
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

June 30, 2006
Commitments to extend credit	$325,930,000
Letters of credit	1,855,000

$327,785,000

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
Financial Condition
     Our total assets grew 27.25% in the first six months of 2006 to $958 million. Total loans grew to $815 million, an increase of 5.68% during the current quarter, and an increase of 25.03% during the first six months of 2006. The growth was primarily realized in residential and commercial construction loans, thus secured by real estate. Our ratio of gross loans to deposits and other borrowings decreased slightly to 92.78% at June 30, 2006, from 95.76% at December 31, 2005, as funding needs were met using Federal Home Loan Bank advances of $25 million. Deposits grew $136.5 million, which included an increase of $65.8 million in brokered time deposits for the first six months of 2006. The brokered deposits have maturities comparable to our local time deposits and were obtained at similar or more favorable rates. The funds obtained from the deposits were used primarily to fund net loan growth of $161.2 million and to purchase additional securities of $22 million. Our total equity increased $5.8 million due to year-to-date net income of $5 million, paid-in capital from the exercise of stock options of $850,000, paid-in capital from stock option expense of $856,000, net of an after-tax increase in the unrealized loss on securities available-for-sale of $1 million.
     Other assets increased $25 million during the first six months of 2006, with a net increase of $20 million during the second quarter alone. In the three months ended June 30, 2006, accrued interest increased $1.2 million and total other assets increased $18.9 million. This increase was due primarily to the purchase in May 2006 of $20 million in bank owned life insurance (“BOLI”) and was offset by the decrease of $1.2 million in other real estate owned, a property that was sold in April 2006 with a recognized loss on the sale of $142,000. The BOLI was purchased to help offset rising employee compensation expenses, including, but not limited to, health insurance costs, other employee benefits, and stock option compensation expenses. Other liabilities increased $1.6 million during the first six months of 2006, primarily due to increases in interest payable on deposits and borrowed funds.

     The following table details selected components of the Company’s average balance sheets for the current quarter and the same period last year to illustrate the resulting change over the past year:

	June 30,		%
(Dollars in thousands)	2006	2005	Change

Total securities	$92,548	$58,425	58.40%
Loans, net	764,374	488,010	56.63
Earning assets	875,473	551,564	58.73
Total assets	911,946	587,266	55.29

Non-interest-bearing deposits	14,673	12,793	14.70
Interest-bearing deposits	779,639	469,986	65.89
Borrowed funds	37,136	26,095	42.31
Total funds	831,448	508,874	63.39

Total equity	71,106	47,964	48.25

Asset Quality
     The Bank’s asset quality remained strong during the second quarter. Assets consist primarily of commercial and residential development loans secured with real estate. Underwriting criteria and loan compliance review continue to be thorough and are considered critical to operations. There were six residential construction loans on nonaccrual status at June 30, 2006 totaling $542,000. There was also one commercial construction loan with a balance of $3.7 million past due ninety days or more and still accruing interest at June 30, 2006. Payment was made on this loan in mid-July, which corrected its past due status. Potential problem loans at June 30, 2006 consisted of four various credits that are currently less than 90 days past due and are accruing interest. Management believes the $7.6 million in the allowance for loan losses at June 30, 2006, or 0.93% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2006 and 2005, is as follows:

	June 30,
(Dollars in Thousands)	2006	2005

Nonaccrual loans	$542	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,679	0
Restructured loans	0	0
Potential problem loans	820	4,422
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	4	0
Interest income that was recorded on nonaccrual and restructured loans	0	0
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
Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
     Net income for the second quarter was $2,781,000, or $0.18 per diluted share. This was an increase of 89% over last year’s quarterly net income of $1,475,000 and represented our most profitable quarter ever. Diluted earnings per share for the second quarter increased 80% over last year’s second quarter diluted earnings per share of $0.10. We also realized record year to date earnings results. For the first six months of 2006, net earnings were $4,958,000 compared to $2,809,000 for the same period last year, an increase of 77%. Diluted earnings per share for the year to date also increased to $.32 compared to $.20 for the same period last year, reflecting a 60% increase. Improved earnings have primarily been the result of strong asset growth, mainly in loans. We have also benefited from the recent increases in interest rates, as the rates charged on our loans have increased at a faster pace than the rates we pay on deposits. The return on average assets for the six months ended June 30, 2006 was 1.16% compared to 1.06% for the same period last year. The return on average equity for the six months ended June 30, 2006 also increased to 14.33% from 11.71% for the same period last year.
     Our net interest income increased by $3.9 million and $7.7 million during the three- and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The increase in net interest income was due mainly to the increased interest and fee income from a larger volume of average loans and to the increased volume of average securities. Because our loan portfolio consists largely of variable rate loans, we have also benefited from the rising interest rate environment. Our net interest margin increased to 4.69% during the second quarter of 2006, as compared to 4.20% during the second quarter of 2005 and 4.25% for the first six months of 2005. The increase in the net interest margin is due to the yield on loans increasing more than the cost of funds over the period. Yields earned on loans increased to 9.34% in the second quarter of 2006, as compared to 7.44% in the second quarter of 2005. Our cost of funds, including interest bearing deposits and other borrowings, increased to 4.69% in the second quarter of 2006, as compared to 3.14% in the second quarter of 2005. This is an increase of 190 basis points in loan yield vs. an increase of 155 basis points in cost of funds.
     The provision for loan losses for the second quarter was $848,000, an increase of $184,000 over the same quarter in 2005. The increase was due to loan growth. The provision for loan losses of $2.1 million increased by $900,000 for the first six months of 2006 compared to the same period in 2005. This increase was also due primarily to loan growth, requiring a larger reserve for loan losses to support a larger loan portfolio. We believe amounts provided are indicative of our assessment of the inherent risk in the portfolio.

Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ended June 30, 2006 and 2005 is as follows:

	Six Months Ended
	June 30,
(Dollars in Thousands)	2006	2005
Average amount of loans outstanding	$738,477	$456,840

Balance of allowance for loan losses at beginning of period	$5,612	$3,433

Loans charged off
Commercial and financial	—	(210)
Real estate mortgage	(160)	—
Installment	—	—

	(160)	(210)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	56
Installment	—	—

	—	56

Net charge-offs	(160)	(154)

Additions to allowance charged to operating expense during period	2,139	1,235

Balance of allowance for loan losses at end of period	$7,591	4,514

Ratio of net loans charged off during the period to average loans outstanding	0.02%	0.03%

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

Noninterest Income
     Total noninterest income increased $14,000 in the second quarter of 2006 compared to the same period last year. We have always focused our efforts on net interest income, not customer service charges and fees. Since we do not have a branch on every corner, our policy from inception has been to provide free worldwide ATM usage to our customers. This has resulted in a break-even ATM service.
     On May 1, 2006, we purchased a BOLI product that will have a tax equivalent yield of approximately 6.90% in the first year. The increase in cash surrender value during the second quarter related to BOLI was $171,000. Total noninterest income increased in the first six months of 2006 compared to the same period in 2005 by $96,000, primarily due to the BOLI increase, which was in turn offset by losses incurred on the sale of fixed assets totaling $76,000. Service charge income, including NSF and stop payment fees, and other fee income, conversely, increased $15,000 during the first six months of 2006 over the same period in 2005.
Noninterest Expense
     Total noninterest expenses increased $1.5 million during the second quarter of 2006 compared to the same period in 2005. These increases were due to increased salaries and employee benefits of $788,000, increased occupancy and equipment expenses of $220,000, and increased other operating expenses of $508,000. Salaries and employee benefits increased during the second quarter of 2006 primarily due to an increase in the number of full-time equivalent employees to 76 at June 30, 2006, from 54 at June 30, 2005. The increase in the number of employees was to support our strong overall growth, particularly the opening of a full service financial center in April 2006. The increase in occupancy and equipment expense, likewise, was largely due to this continuing growth and expansion, as well as additional expenses related to continued maintenance and upgrades of our operating systems, including the telephone and video conferencing systems. The increase in other operating expenses during the second quarter 2006 was due primarily to growth, as well as to an increase in data processing expenses and the recognized loss on the sale of ORE property in April 2006.
     The largest increases in other operating expenses were due primarily to increases in total professional and consulting fees ($142,000), the afore-mentioned loss on the sale of ORE ($142,000), non-profit contributions ($100,000), total data processing expenses ($76,000), loan related expenses ($38,000), audit and exam fees ($18,000), and OREO expense ($17,000). Much of the consulting fee increase was attributed to the use of recruiting firms to locate quality people for our staff as we grow. Our lenders, and most of the other positions hired, have been experienced high performers that can immediately contribute to our organization. Non-profit contributions are typically a direct function of the prior year’s net income since the Bank tithes 10% of its net income, contributing these funds to a Foundation that distributes them to faith-based organizations and individuals with a relationship to our Company for purposes such as missions in our community and worldwide. Consequently non-profit contributions have increased each year. Other expense increases were largely growth-related as we continue to build our organization.
     During the first six months of 2006, compared to the same period in 2005, noninterest expenses increased approximately $3 million. The largest overall increases occurred in total professional fees ($283,000), non-profit contributions ($199,000), loss on the sale of ORE ($142,000), data processing expenses ($132,000), expenses related to loans ($127,000), and expenses related to ORE ($87,000). Total professional fees included increases in consulting fees ($155,000) and in security services ($109,000). The increase in security services was due to the engagement of a firm providing security guards at all four financial centers. Overall increases were due to the bank’s continued growth and expansion in both earning and fixed assets. Data processing fees increased when we changed core processing systems in August 2005 to improve operations functionality and provide better customer service at all locations. Much of the loan collection and ORE costs were related to the one foreclosed property that was held until April of this year.
     The Company recorded income tax expense of $3.2 million in the first six months of 2006 compared to $1.7 million in the same period of 2005. The rate of tax as a percentage of pretax income was 39.0% for 2006 and 37.1 % for 2005. The increase in the effective tax rate is largely due to the expenses related to a potion of the stock options compensation expense, which is not tax deductible.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K.
     As a part of the Bank’s asset/liability management procedures, Management monitors the exposure to earnings and equity of a changing interest rate environment. The Bank is asset-sensitive, meaning that if interest rates fell, it would have a negative impact on our net income because our assets, primarily floating rate loans, would reprice faster than the liabilities, primarily time deposits. Management has taken steps to mitigate this risk by including interest rate floors in certain loans, shortening terms on new time deposits, and adjusting variable-rate deposit instruments. Further measures will be taken as necessary to lessen the impact of future interest rate margin compression.
ITEM 4. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the second quarter of 2006.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company did not sell equity securities during the second quarter of 2006 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the second quarter of 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Company’s Annual Meeting of Stockholders was held on May 17, 2006.

(b)	See (c) below for the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

(c)	The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each stockholder. The shares represented at the meeting (11,041,090 or 75.68% of the total outstanding shares on the record date) voted as follows:
1. Proposal to elect four Class I directors to serve for a three-year term.

Director	For	Against	Withheld
Alan K. Arnold	11,026,210	0	14,880
James E. Bridges	10,975,810	0	65,280
Clinton M. Day	11,026,510	0	14,580
Joseph J. Ernest	11,026,210	0	14,880
2. Proposal to amend the 2003 Stock Option Plan to increase the number of reserved shares to 1,950,000 from 1,650,000.

For	Against	Abstain
6,783,280	170,738	4,087,072

ITEM 5. OTHER INFORMATION.
                     None
ITEM 6. The following exhibits are furnished with this report:
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC.
(Registrant)

DATE: August 14, 2006	BY:	/s/ Steven M. Skow

Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: August 14, 2006	BY:	/s/ Suzanne Long

Suzanne Long, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)