Form 10-Q
period 2006-09-30
INTEGRITY BANCSHARES INC
filed 2006-11-14
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2006: 14,651,342 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(In thousands)	(Unaudited)

ASSETS:
Cash and due from banks	$2,507	$5,068
Interest-bearing deposits in banks	97	67
Federal funds sold	—	6,243
Securities available for sale, at fair value	117,361	74,110
Other investments	3,752	889
Loans, net of unearned income	854,838	651,778
Less: allowance for loan losses	(7,991)	(5,612)
Net loans	846,847	646,166

Premises and equipment, net	14,660	11,865

Other real estate owned	542	—
Bank owned life insurance	20,428	—
Other assets	12,564	8,667

Total assets	$1,018,758	$753,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$21,183	$13,046
Interest-bearing:
Demand	150,728	163,487
Savings	262	9,768
Time, $100,000 and over	169,318	135,474
Other time	468,798	352,669

Total deposits	810,289	674,444

Federal funds purchased and repurchase agreements	35,422	—
Federal Home Loan Bank advances	50,000	—
Subordinated debt	34,022	6,186
Other liabilities	11,980	6,326

Total liabilities	941,713	686,956

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 14,643,342 and 14,361,542 shares issued and outstanding, respectively	58,666	56,992
Retained earnings	19,245	10,144
Accumulated other comprehensive loss	(866)	(1,017)

Total stockholders’ equity	77,045	66,119

Total liabilities and stockholders’ equity	$1,018,758	$753,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005

Interest income
Loans, including fees	$19,678	$10,678	$53,217	$27,666
Interest-bearing deposits in other banks	—	1	2	4
Federal funds sold	26	25	254	38
Investment securities	1,342	665	3,410	1,942

Total interest income	21,046	11,369	56,883	29,650

Interest expense
Time deposits, $100,000 and over	2,159	824	5,749	1,800
Other deposits	7,729	3,822	20,389	9,523
Federal Home Loan Bank advances	334	156	358	526
Other borrowings	206	20	264	113
Long-term debentures	614	104	1,508	288

Total interest expense	11,042	4,926	28,268	12,250

Net interest income	10,004	6,443	28,615	17,400

Provision for loan losses	351	765	2,490	2,001

Net interest income after provision for loan losses	9,653	5,678	26,125	15,399

Noninterest income
Service charges on deposit accounts	20	18	61	44
Increase in CSV of bank owned life insurance	257	—	428	—
Other operating income	189	172	459	533

Total noninterest income	466	190	948	577

Noninterest expense
Salaries and employee benefits	2,999	1,482	7,834	4,720
Net occupancy	635	444	1,787	1,278
Other operating expenses	1,305	941	4,138	2,509

Total noninterest expense	4,939	2,867	13,759	8,507

Income before income taxes	5,180	3,001	13,314	7,469

Income tax expense	1,814	1,103	4,990	2,762

Net income	$3,366	1,898	8,324	4,707

Unrealized (loss) gain on securities available for sale arising during period, net of tax	1,146	(130)	151	(170)

Comprehensive income	4,512	1,768	8,475	4,537

Basic net income per common share	$.23	.13	.57	.35
Diluted net income per common share and common share equivalents	$.22	.12	.54	.33
Dividends declared per common share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$8,324	$4,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	405
Stock compensation, net	1,557	400
Increase in interest receivable	(2,546)	(1,317)
Increase in interest payable	3,272	436
Provision for loan losses	2,490	2,001
Income from BOLI	(428)	—
Net gains on sales of premises and equipment	(251)	(309)
Net loss on sale of other real estate	142	—
Net other operating activities	257	(296)

Net cash provided by operating activities	13,251	6,027

Cash flows from investing activities:

Net (increase) decrease in interest-earning deposits in banks	(30)	74
Net decrease (increase) in federal funds sold	6,243	(3,095)
Proceeds from maturities and paydowns of securities available-for-sale	11,360	10,735
(Purchases) redemptions of restricted equity securities	(2,863)	343
Purchases of securities available for sale	(54,246)	(25,338)
Purchase of bank owned life insurance (BOLI)	(20,000)	—
Net loans made to customers, net of principal collected on loans	(203,171)	(192,702)
Purchases of premises and equipment	(3,103)	(2,514)

Net cash used in investing activities	(265,810)	(212,497)

Cash flows from financing activities:

Net increase in noninterest-bearing deposits	8,137	2,742
Net increase in interest-bearing deposits	127,708	210,903
Net increase (decrease) in federal funds purchased	35,422	(4,279)
Proceeds from exercised stock options	895	751
Net increase (decrease) in other borrowed funds	50,000	(15,000)
Net increase in long-term borrowed funds	27,836	—
Net proceeds from sale of common stock	—	14,994

Net cash provided by financing activities	249,998	210,111

Net (decrease) increase in cash and due from banks	(2,561)	3,641
Cash and due from banks at beginning of period	5,068	1,275

Cash and due from banks at end of period	$2,507	4,916

Supplemental disclosures of cash paid during the period:
Interest	$24,996	11,814
Income taxes	$6,436	2,906

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$542	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     Integrity Bancshares, Inc. (the “Company”) prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
     The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.
     The results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
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
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the nine months ended September 30, 2006, are $1.2 million and $945,000 lower, respectively, than if it had continued to account for share-based compensation under the provisions of APB Opinion No. 25, as projected. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $.63 and $.60, respectively. The

Company’s income before income taxes and net income for the three months ended September 30, 2006 are $420,000 and $250,000 lower, respectively. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $.25 and $.24, respectively.
     The following table shows pro forma net income available to common stockholders and basic and diluted earnings per share as if the Company had adopted the fair value method of recognizing option expense for all periods presented (dollars in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2005
Net income available to common stockholders:
As reported	$1,898	$4,707
Pro forma	1,747	4,338

Basic earnings per common share:
As reported	.13	.35
Pro forma	.12	.32

Diluted earnings per common share:
As reported	.12	.33
Pro forma	.11	.30
     The compensation cost charged against income for the Company’s stock option plans was $536,000 and ($79,000) for the three months ended September 30, 2006 and 2005, respectively. Income tax benefits recognized for the three month periods were $178,000 and ($30,000), respectively. Similarly, the costs for the nine-month periods ended September 30, 2006 and 2005 were $1,021,000 and $400,000, respectively. Income tax benefits recognized for the nine month periods were $287,000 and $151,000, respectively.
     As of September 30, 2006, the Company has two stock-based compensation plans that allow for grants of incentive stock options and nonqualified stock options. One of the plans is an employee plan, and the other is a director plan. Under both plans, fixed stock options granted can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plans include a vesting period (usually five years) with an exercisable period not to exceed ten years. Option awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2006, approximately 333,000 awards could be granted under the employee plan, and 2,000 awards could be granted under the director plan.
     In January 2003 the Company granted to its CEO options to acquire 5% of the Company’s outstanding shares on the date of exercise. The options were divided into two groups: (1) the fixed number of options equal to 5% of the Company’s outstanding shares on the grant date (the “Original Option”); and (2) the additional options that accrue by virtue of increases in the Company’s outstanding shares (the “Additional Option”). In August 2006 the CEO’s option was amended to limit the shares obtainable under the Additional Option. Specifically, the option agreement was amended to provide that the total number of shares obtainable pursuant to both the Original Option and the Additional Option will not exceed 731,672 (as adjusted for stock splits, stock dividends, and similar recapitalizations), which equaled 5% of the outstanding shares on the date of the amendment. The effect of this amendment was to cut off further increases of the Additional Option when the number of outstanding shares of the Company increased.

Employee Plan
     The following table shows option activity of the Employee Plan for three months ended September 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at June 30, 2006	1,247,662	$4.84
Granted	—	—
Exercised	(10,000)	4.50
Forfeited	—	—

Outstanding at September 30, 2006	1,237,662	$4.84	5.79	$10,221

Exercisable at September 30, 2006	585,903	$3.72	6.22	$5,495

     The following table shows option activity of the Employee Plan for the nine months ended September 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2005	1,409,072	$4.67
Granted (below market)	13,590	2.45
Granted (at market)	124,000	12.19
Exercised	(138,800)	3.43
Forfeited	(170,200)	9.70

Outstanding at September 30, 2006	1,237,662	$4.84	5.79	$10,221

Exercisable at September 30, 2006	585,902	$3.72	6.22	$5,495

     Cash received from the exercise of options was $373,000 and $641,000 for the nine months ended September 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $73,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. Total intrinsic value of options exercised was $1.2 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8,000 and $6,200 for the nine months ended September 30, 2006 and 2005, respectively.

     The following table summarizes our nonvested stock options activity for the quarter ended September 30, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	727,825	$5.77
Granted	—	—
Vested	(76,065)	1.98
Forfeited	—	—

Nonvested stock options end of period	651,760	$4.54

     The following table summarizes our nonvested stock options activity for the nine months ended September 30, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested stock options beginning of period	991,720	$5.89
Granted	137,590	11.23
Vested	(307,350)	1.60
Forfeited	(170,200)	9.69

Nonvested stock options end of period	651,760	$4.54

     The total fair value of shares vested during the three months ended September 30, 2006 and 2005, was $150,000 and $234,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $492,000 and $329,000, respectively.
     As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to the nonvested share based compensation arrangements granted under the option plans. That cost is expected to be recognized over a weighted-average period of 1.71 years.
     There were no options granted in the third quarter 2006. The weighted average fair value of options granted in the third quarter of 2005 was $5.68. The weighted average grant-date fair value of options granted for the nine months ended September 30, 2006 and 2005 was $4.93 and $4.09, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise, employee termination and forfeitures within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on the short-cut method. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The key assumptions used to determine the fair value of options are presented in the table below.

	Nine Months Ended
	September 30,
	2006	2005

Expected volatility	30%	32.68%
Expected dividend yield	0%	0%
Expected life (in years)	7.50	10.0
Risk-free rate	4.7%	5.82%
Director Plan
     The following table shows option activity of the Director Plan for the three months ended September 30, 2006.

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at June 30, 2006	395,000	$4.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2006	395,000	$4.18	6.9	$3,523

Exercisable at September 30, 2006	395,000	$4.18	6.9	$3,523

     The following table shows option activity of the Director Plan for the nine months ended September 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2005	538,000	$3.85
Granted	—	—
Exercised	(143,000)	2.92
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2006	395,000	$4.18	6.9	$3,523

Exercisable at September 30, 2006	395,000	$4.18	6.9	$3,523

     There were no options granted under the Director Plan during the quarters ended September 30, 2006 or 2005. Cash received from the exercise of options was $418,750 and $110,250 for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $364,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively. There were no options exercised during the three months ended September 30, 2006 or 2005, respectively. Total intrinsic value of options exercised was $1.4 million and $405,000 for the nine months ended September 30, 2006 and 2005, respectively. All of the options issued under the

   Director plan had vested prior to September 30, 2006, and there were no forfeitures during the current period.
NOTE 4. EARNINGS PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	14,637,518	14,361,542	14,567,824	13,530,746

Net income	$3,365,765	$1,898,391	$8,323,701	$4,707,408

Basic earnings per share	$0.23	$0.13	$0.57	$0.35

Diluted Earnings Per Share:
Weighted average common shares outstanding	14,637,518	14,361,542	14,567,824	13,530,746
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	571,845	895,014	806,285	890,736

Total weighted average common shares and common stock equivalents outstanding	15,209,363	15,256,556	15,374,109	14,421,482

Net income	$3,365,765	$1,898,391	$8,323,701	$4,707,408

Diluted earnings per share	$0.22	$0.12	$0.54	$0.33

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
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2006, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.
     Trust preferred securities of the Company totaled $34 million at September 30, 2006, of which approximately $26 million qualified as Tier I capital. The remainder qualified as Tier II capital.
     At September 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our actual capital ratios on a consolidated and bank-only basis were as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	10.63%	10.86%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.25	10.46	6.00
Total capital	11.74	11.25	10.00

*	The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status.
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
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2006
Commitments to extend credit	$330,205,000
Letters of credit	1,863,000

$332,068,000

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
Financial Condition
     Our total assets grew 35% in the first nine months of 2006 to over $1 billion. Total loans grew to $855 million, an increase of 5% during the current quarter, and an increase of 31% during the first nine months of 2006. The growth was primarily realized in residential and commercial construction loans, thus secured by real estate. While loan production was slower in the current quarter compared to prior quarters, management believes the commercial real estate market in metro Atlanta remains robust and the lower growth rate for one quarter is not a trend. Our ratio of gross loans to deposits and other borrowings remained fairly stable at 95% at September 30, 2006, compared to 96% at December 31, 2005. Funding for loan growth and investment security purchases during the current quarter was provided by additional Federal Home Loan Bank advances of $25 million and structured repurchase agreements of $30 million. The repurchase agreements were attractively priced 7-year instruments that initially float with LIBOR, and then have a fixed rate after the first year.
     Deposits grew $136 million during the first nine months of this year to a total of $810 million, although they remained unchanged in the third quarter. Total deposits included $209 million of brokered time deposits, up $59 million from December 31, 2005. The brokered deposits have maturities comparable to our local time deposits and were obtained at similar or more favorable rates. Non-interest-bearing demand deposits have increased 62% to $21 million at September 30, 2006 compared to $13 million at December 31, 2005. In 2006, management began proactive efforts to develop demand deposit products that could more effectively compete in Atlanta’s market and attract lower cost funds.
     Increases to fixed assets of $2.8 million during the current year consisted primarily of additional office space added to existing branches and the administrative building located behind our main office. Additionally, in April 2006 we opened a full-service financial center which is owned by the bank. In the third quarter we foreclosed on one loan for $542,000 and recorded the real estate collateral as Other Real Estate Owned. This property is currently listed for sale. There was no ORE at December 31, 2005. In May 2006 the bank purchased $20 million in Bank Owned Life Insurance (BOLI) which has since increased in value to $20.4 million. Other assets increased $3.9 million during the first nine months of 2006, primarily due to accrued interest receivable which increased $2.5 million and income tax receivables which increased $900,000 during the same time period. Other liabilities increased $5.7 million during the first nine months of 2006, primarily due to a temporary increase in balances due to correspondent banks of $3.6 million at September 30, 2006. Our total equity increased $10.9 million due mainly to year-to-date net income of $8.3 million, paid-in capital from the exercising of stock options of $895,000, paid-in capital from share-based payment expense of $1,557,000, and an after-tax decrease in the unrealized loss on securities available-for-sale of $151,000.

     The following table details selected components of the Company’s average balance sheets for the current nine-month period and the same period last year to illustrate the resulting change over the past year:

	September 30,		%
(Dollars in thousands)	2006	2005	Change

Total investment securities	$91,953	56,696	60.12%
Loans, net	761,231	483,211	57.54
Earning assets	868,972	547,685	58.66
Total assets	900,865	567,668	58.69

Non-interest-bearing deposits	18,738	11,704	60.10
Interest-bearing deposits	760,170	460,747	64.99
Borrowed funds	15,579	26,466	-41.14
Total interest-bearing liabilities	775,749	487,213	59.22

Total equity	71,438	52,726	35.49

Asset Quality
     The Bank’s asset quality remained strong during the third quarter with low nonaccrual and no charged-off loans. Assets consist primarily of commercial and residential development loans secured with real estate. Underwriting criteria and loan compliance review continue to be thorough and are considered critical to operations. There were three commercial loans on nonaccrual at September 30, 2006, totaling $513,000, all fully secured with real estate. Potential problem loans at September 30 consisted of two credits that were less than 90 days past due and are accruing interest. These loans have the potential to become 90 days or more past due, become nonaccruing, or be restructured before final maturity. Additionally, three credits (all to one borrower) were past due 90 days and still accruing at September 30, 2006. These credits were fully secured with real estate. Management believes the $8 million in the allowance for loan losses at September 30, 2006, or 0.93% of total outstanding loans, is adequate to absorb risks in the portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2006 and 2005, is as follows:

	September 30,
(Dollars in Thousands)	2006	2005

Nonaccrual loans	$513	$2,885
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	739	—
Restructured loans	—	—
Potential problem loans	389	819
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	5	105
Interest income that was recorded on nonaccrual and restructured loans	—	—
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded consideration when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection, as in the case of the one commercial construction loan past due ninety days and still accruing interest.
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
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     Net income for the third quarter was $3.4 million, or $0.22 per diluted share. This reflected an increase of 77% over last year’s quarterly net income of $1.9 million and represented our most profitable quarter ever. Diluted earnings per share for the third quarter increased 83% over last year’s third quarter diluted earnings per share of $0.12. We also realized record year to date earnings results. For the first nine months of 2006, net earnings were $8.3 million compared to $4.7 million for the same period last year, also an increase of 77%. Diluted earnings per share for the year to date also increased to $0.54 compared to $0.33 for the same period last year, for a 64% increase. Improved earnings have primarily been the result of strong asset growth, mainly in loans. We have also benefited from the increases in interest rates earlier in the year, and our net interest margin has remained stable all year.
     Our net interest income increased by $3.6 million and $11.2 million during the current three and nine-month periods of 2006, respectively, compared to the same periods in 2005. The increase in net interest income was due mainly to the increased interest and fee income from a larger volume of average loans and to the increased volume of average securities. Our net interest margin decreased to 4.26% during the third quarter of 2006, compared to 4.69% during the second quarter of 2006 primarily due to a higher cost of funds that, given our balance sheet mix, tends to lag behind rising loan yields. However, for the year to date through September 30, the net interest margin was 4.42%, an increase from 4.25% for the first nine months of 2005. The increase in the net interest margin over the past year is due to the yield on loans increasing more than the cost of funds. Yields earned on loans increased to 9.45% in the third quarter of 2006, compared to 7.63% in the third quarter of 2005. Our cost of funds, including interest bearing deposits and other borrowings, increased to 5.00% in the third quarter of 2006, compared to 3.59% in the third quarter of 2005. This is an increase of 171 basis points in loan yield vs. an increase of 137 basis points in cost of funds.
     The provision for loan losses for the third quarter was $351,000, a decrease of $414,000 from the same quarter in 2005. The decrease was due to slower loan growth in the third quarter of this year. The provision for loan losses of $2.5 million for the first nine months of 2006 increased by $489,000 compared to the same period in 2005. This increase was due primarily to loan growth during the trailing twelve month period, requiring a larger reserve for loan losses to support a larger loan portfolio. The only amount charged off to date in 2006 was $160,000 to write-down the value of a parcel of real estate to appraised value prior to foreclosure. The amounts provided are indicative of our assessment of the inherent risk in the portfolio.

Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ending September 30, 2006 and 2005 is as follows:

	Nine Months Ended
	September 30,
(Dollars in Thousands)	2006	2005

Average amount of loans outstanding	$768,016	487,403

Balance of allowance for loan losses at beginning of period	$5,612	3,433

Loans charged off
Commercial and financial	—	(210)
Real estate mortgage	(160)	—

	(160)	(210)

Loans recovered
Commercial and financial	49	—
Real estate mortgage	—	55

	49	55

Net charge-offs	(111)	(155)

Additions to allowance charged to operating expense during period	2,490	2,001

Balance of allowance for loan losses at end of period	$7,991	5,279

Ratio of net loans charged off during the period to average loans outstanding	0.01%	0.03%

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
Noninterest Income
     Total noninterest income increased $276,000 in the third quarter of 2006 compared to the same period last year. The Bank has always focused its efforts on net interest income, rather than various customer service charges and fees largely because of our limited number of branches. For example, our policy from inception has been to provide free worldwide ATM usage to our customers. This has resulted in a break-even ATM service.

     The increase in noninterest income over third quarter last year was mainly due to $257,000 of bank owned life insurance (BOLI) that was purchased in second quarter of 2006. Total noninterest income increased in the first nine months of 2006 compared to the same period in 2005 by $371,000. The total increase in value of the BOLI through September 30, 2006 was $428,000 and was offset by lower rental income this year compared to last year through September. The rental income was from space subleased in the administrative building behind our main office. During the third quarter this year, we began building out the areas previously rented in order to accommodate the expanding lending function of the Bank.
Noninterest Expenses
     Total noninterest expenses increased $2.1 million during the current quarter compared to the same period in 2005. These increases were due to increased salaries and employee benefits of $1.5 million, increased occupancy and equipment expenses of $191,000, and increased other operating expenses of $364,000. Salaries and employee benefits increased during the third quarter of 2006 primarily due to an increase in the number of full-time equivalent employees to 80 at September 30, 2006, from 55 at September 30, 2005. The increase in the number of employees was to support our strong overall growth this year. The increase also included higher share-based payment expense this quarter at $536,000 compared to $80,000 in the third quarter 2005. This increase was due largely to the implementation of SFAS No. 123R beginning in 2006. The increase in occupancy and equipment expense, likewise, was largely due to the continuing growth and expansion of the Bank. The increases in other operating expenses during the third quarter of 2006 compared to the same period last year included additional marketing costs of $31,000, higher audit and examination fees (up $86,000), non-profit contributions which doubled so, therefore, were up $92,000, security services costs for on-site guards (totaling $53,000), which we did not have last year, and legal and professional fees (up $44,000) from the third quarter of 2005. Non-profit contributions are typically a direct function of the prior year’s net income since the Bank’s goal is to tithe 10% of its net income, contributing these funds to a Foundation which distributes them to faith-based organizations and individuals with a relationship to our Company for purposes such as missions in our community and world-wide. Other expense increases were largely growth-related as we continue to build our organization.
     During the first nine months of 2006, compared to the same period in 2005, noninterest expenses increased approximately $5.3 million. Higher salaries and employee benefits comprised the largest portion of the increase at $3.1 million more this year than the same period last year. Increased share-based payment expense this year of $1 million compared to $400,000 last year through September was a significant factor in the higher compensation costs. Other salary and benefit increases were due to our organic growth. Occupancy and equipment costs were also higher this year compared to last year due to the growth of the organization. Increases in other noninterest expenses for the year to date 2006 compared to the same period in 2005 included total professional fees (up $347,000), non-profit contributions (up $293,000), data processing expenses (up $104,000), audit and examination fees, (up $144,000), and expenses related to loans (up $132,000). Total professional fees included increases in consulting fees ($121,000) and in security services ($163,000). Consulting fees have primarily been the result of recruiting efforts to locate the right people as we grow. The increase in security services was due to the engagement of a firm providing security guards at all four financial centers. Increases in audit fees have been largely due to higher charges from both internal (outsourced) and external audit firms since they are both required to spend more time ensuring that we are compliant with Sarbanes Oxley, as well as general increases due to the growth of the company. Loan-related costs included origination and appraisal fees, which were higher due to the growth in loan volume, and collection costs that resulted from a few loans upon which we subsequently foreclosed.
     The Company recorded income tax expense of $5 million in the first nine months of 2006 as compared to $2.8 million in the same period of 2005. The rate of tax as a percentage of pretax income was 37.5% for 2006 and 37.0 % for 2005. The increase in the effective tax rate is mainly due to the expenses related to incentive stock option compensation expense, which is not tax deductible.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2006, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the third quarter of 2006.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company did not sell equity securities during the third quarter of 2006 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the third quarter of 2006.
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

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: November 14, 2006	BY:	/s/ Steven M. Skow

Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: November 14, 2006	By:	/s/ Suzanne Long

Suzanne Long, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)