Form 10-K
period 2006-12-31
INTEGRITY BANCSHARES INC
filed 2007-03-15
CIK 1103764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number: 001-33005
INTEGRITY BANCSHARES, INC.

Georgia	58-2508612
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)
11140 State Bridge Road
P.O. Box 2008
Alpharetta, Georgia 30022
(Address of Principal Executive Offices)
(770) 777-0324
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer   ☐     Accelerated filer ☑     Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
          As of June 30, 2006, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $126,813,572, as determined by reference to the quoted closing price for the Common Stock in the Over-the-Counter Market on June 30, 2006. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
          There were 15,511,014 shares of Common Stock outstanding as of March 13, 2007
DOCUMENTS INCORPORATED BY REFERENCE
          Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Integrity’s Proxy Statement for its 2007 Annual Shareholders’ Meeting.

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
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Integrity Bancshares, Inc.
          Integrity Bancshares, Inc. (“we” or “us”) was organized in November, 1999 as a Georgia corporation for the purpose of acquiring all of the common stock of Integrity Bank (the “Bank”), a Georgia bank which opened for business on November 1, 2000. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.
          We were organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements. Future expansion is planned by opening one or two new branches of the Bank each year in high-growth areas of metro Atlanta.
Integrity Bank
          Integrity Bank is a full service commercial bank headquartered at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia 30022. The Bank’s primary service area is Northern Fulton County, Georgia. However, the Bank also serves the adjacent northern metropolitan Atlanta counties, or parts thereof, of Cobb, Gwinnett, and Forsyth to a lesser extent.
          The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and other investments are customer deposit accounts, which include non-interest bearing demand accounts, time deposits, savings and other interest bearing transaction accounts, and amortization and prepayments of loans and investments. Other sources of funds include time deposits issued through an Internet advertising network, Federal Home Loan Bank borrowings, reverse repurchase agreements, subordinated debentures, and trust preferred securities. The amount and term of each funding source is dependent on our funding needs for loans and investments. When funding needs are identified, each funding source is evaluated to determine which mix would be the best source for the funding need.
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
          Construction and Development Loans
          The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type of loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management review the portfolio on an annual basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
          Construction and development loans totaled $659 million as of December 31, 2006, which equaled approximately 70% of the total loan portfolio.
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
          Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration, and loans are audited by a third party auditor on a semi-annual basis. This type of loan generally has a shorter maturity than other loan types, giving the Bank an opportunity to reprice, restructure or decline to renew the credit.
          Commercial and residential real estate loans totaled $234 million as of December 31, 2006, which was approximately 25% of the total loan portfolio.
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

          This type of loan will usually be collateralized by general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectibility in a default situation. To mitigate this risk to collateral, these types of loans are underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.
          Commercial and industrial loans amounted to $48 million as of December 31, 2006, which was approximately 5% of the total loan portfolio.
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
          Consumer loans amounted to $1.2 million as of December 31, 2006, which was considerably less than 1%, (.13%), of the total loan portfolio.
Loan participations
          The Bank sells loan participations in the ordinary course of business when an originated loan or loan relationship exceeds its internal loan limit or its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse, and the Bank generally retains a portion of the interest income as a fee for servicing the sold loans.
          As of December 31, 2006 the Bank had 71 sold loan participations with a total principal amount of $102 million..
          The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business, in most cases without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. The Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss.
          As of December 31, 2006 the Bank had 12 purchased loan participations. The total principal amount of these participations was $37 million, which was approximately 3.9% of the total loan portfolio.
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
•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience (when available) used for pools of loans (ie. collateral types, borrowers, purposes, etc.)

•	Changes in the quality of the institution’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio.

•	Unfunded commitments.
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
          After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is classified as impaired. These loans are monitored closely, and if they become seriously delinquent (over 90 days past due), they are recorded as a non-accruing loans and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If we believe that a loan will not be collected in full then the allowance for loan and lease losses is increased to reflect management’s estimate of potential exposure of loss.
          Our net loan loss to average total loans ratio was .01% and 0.26% percent for the years ended 2006 and 2005, respectively. Historical performance is not an indicator of future performance and forward results could differ materially, but management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies that the current methodology used to determine the adequacy of the allowance for loan and lease losses is reasonable.
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
•	Provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal.

•	Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

•	Meet regulatory standards.

•	Provide collateral which the bank is required to pledge against public monies or borrowings.

•	Provide an investment medium for funds which may be needed for liquidity purposes.

•	Provide an investment medium which will balance market and credit risk for other assets and the bank’s liability structure.

Industry and competition
          The Bank currently has four branch offices, all of which are full-service financial centers. Two of the full-service locations are in Northern Fulton County. The third branch is located in neighboring Cobb County, and the fourth branch is located in neighboring Gwinnett County. A loan production office was opened in late 2005 in rapidly growing Forsyth County and is currently in a leased office space. A full-service financial center serving Forsyth County is currently under construction and is expected to be completed in 2007, replacing the loan production office. A second loan production office is located in Gwinnett County. The loan production office is currently in a leased office space, and a full-service financial center is expected to be completed in 2007 to replace the loan production office.
          All of these counties have a competitive banking market with established banks of all sizes, including a significant amount of de novo activity. However, we believe that the growth in these counties will allow new branches to establish a loan and deposit base and allow them to become profitable in a reasonable period of time. A key component of our growth strategy is to hire experienced bankers in growing areas of metropolitan Atlanta before we acquire building locations. New locations are then built in areas where the employee’s customer base is located. Atlanta is one of the fastest growing areas in the country, and we are positioned in the heart of that growth. Compared to surrounding commuity banks, we have a larger legal lending limit that allows us to grow with our customers and compete very effectively in terms of loan production. Our top quality staff provides the reputable service, and our quick application process provides the ability to compete effectively with the larger banks.
Employees
          The Bank had 81 full-time employees as of February 28, 2007. Integrity Bancshares, Inc. does not have any employees who are not also employees of the Bank.
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
          Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry over the last two decades. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to reasonably predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.
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
          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is three years.
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
Gramm-Leach-Bliley Act of 1999
          On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase.
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
          Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2006 the Bank could pay a maximum dividend of approximately $6 million to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
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
          The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2006, the Bank’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.35% and 9.83%, respectively.
          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio as of December 31, 2006 was 10.12%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities.
          In 2003 we raised $6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 285 basis points. The principal balance of these securities is includable in tier one capital.
          In February 2006 we raised an additional $27 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 144 basis points. The principal balance of these securities is includable in total capital, and $21 million of this balance is includable in tier one capital. Additionally, in October 2006, the Bank raised $18 million through the issuance of subordinated debentures. These debentures have a seven-year maturity, are callable without penalty, and pay a floating rate based on the prime rate. The principal balance of these securities is includable in tier two capital.
          The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. We exceeded all of the required ratios as of December 31, 2006. The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2006.
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
          As of December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized.”
FDIC insurance assessments
          The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and therefore pays deposit insurance assessments to the Deposit Insurance Fund.
          Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.
          In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.
          Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
          The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.
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

ITEM 1A. RISK FACTORS
Risk Factors
          Our business involves a high degree of risk. The following paragraphs describe some of the material risks that could affect us.
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
          Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2006, 70% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:
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
          Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Alpharetta, Georgia. We also have branches or loan production offices in Roswell, Smyrna, Duluth, Buford, and Cumming, Georgia. If economic conditions in these markets are unfavorable or deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This could lead to higher rates of loss and loan payment delinquencies. These factors could have a negative effect on our business, financial condition and results of operations.
          Losing key personnel will negatively affect us.
          Competition for personnel is stronger in the banking industry than many other industries, and we may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our Chief Executive Officer, Steven M. Skow, and a number of other members of our senior management team. Currently, we do not have employment contracts with any of our executive officers other then a Mr. Skow, and his contract is set to terminate in January 2008. Losing Mr. Skow’s services or those of other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel.
          We do not intend to pay dividends on our common stock.
          We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends and cannot assure that we will be able to pay dividends in the future. In addition, our ability to pay dividends is subject to regulatory limitations.
          We have a limited operating history.
          We opened for business just over six years ago. Although we have grown very rapidly, we have a relatively short operating history and we may not continue to perform as well in the future as we have in the past.
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
          One of the regulations affecting all publicly traded companies today is the Sarbanes-Oxley Act of 2002. We have spent a considerable amount of hard and soft dollars ensuring our compliance with this Act over the past two years, and it is unknown how much we will need to spend in the future to maintain our compliance. Smaller, privately held banks in our market may not need to spend as much to comply.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None

ITEM 2. DESCRIPTION OF PROPERTY
          Main Office and Administrative Building
          The Bank owns its offices located at 11140 State Bridge Road, Alpharetta, Fulton County, Georgia. This 16,000 square foot location presently houses the main branch, as well as a portion of the administrative functions of the Bank. This location was constructed at a cost of $3 million. The branch contains four teller stations, four drive up teller windows, five customer service stations, a vault with safe deposit boxes, and one drive-up ATM machine. The second story houses the loan and deposit operation functions, as well as human resources and a meeting room with a state-of-the-art video conferencing system.
          In August 2004 the Company sold a 30,000 square foot administrative building and related improvements, with a book value of $2.9 million, for $5.0 million cash in a sale-leaseback transaction. A five-year non-renewable operating lease on the building was entered into between the Bank and the buyer, with minimum annual lease payments of $560,000. The resulting $2.1 million gain on sale was deferred and through 2006 was being recognized over the life of the lease. This location presently houses additional administrative functions of the bank and the holding company. On January 31, 2007, the bank repurchased this building at a cost of $6 million. The remaining deferred gain from the original sale, approximately $ 1 million, was offset against the purchase price.
          Roswell
          A full-service branch (financial center) was opened in 2003 in Roswell (Fulton County), Georgia. The 9,000 square foot branch was constructed at a cost of $2.0 million. In 2006, an additional wing was added to this location at a cost of $400,000. This branch contains three teller stations, three drive up teller windows, two customer service stations, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains nine offices and a conference room.
          Vinings
          A full-service branch (financial center) was opened in June, 2004 in Smyrna (Cobb County), Georgia. The 9,000 square foot branch was constructed at a cost of $2.6 million. In 2006, an additional wing was added to this location at a cost of $250,000. This branch contains three teller stations, three drive up teller windows, two customer service stations, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains nine offices and a conference room.
          Duluth
          A full-service branch (financial center) was opened in April, 2006 in Duluth (Gwinnett County), Georgia. The 9,000 square foot branch was constructed at a cost of $2.9 million. This branch contains three teller stations, three drive up teller windows, two customer service stations, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains nine offices and a conference room.
          Cumming
          In August 2005 the Bank entered into an operating lease for office space in Cumming (Forsyth County), Georgia for the purpose of opening a loan production office. The loan production office opened in October, 2005. A nearby full-service branch facility is currently under construction and is scheduled to open in 2007, which will then replace the loan production office.
          North Gwinnett
          In November 2006, the Bank entered into an operating lease for office space in Buford (Gwinnett County), Georgia for the purpose of opening a loan production office. The loan production office opened in December. A nearby full-service branch facility is scheduled to be built in 2007, which will then replace the loan production office.

ITEM 3. LEGAL PROCEEDINGS
          We are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
          The Company has at least three market makers in its stock, and joined Nasdaq in September 2006. The stock is now listed on the Nasdaq Global Market under the symbol “ITYC.”
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
          Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. This information has been adjusted to reflect a 3-for-2 stock split on January 24, 2005, as well as a 2-for-1 stock split on December 12, 2005. The number of shares traded in 2005 does not include the 1,304,348 shares issued by us at a price of $11.50 during our private placement offering. Market quotations from which the pricing information for periods prior to our Nasdaq listing was taken reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and therefore may not represent actual transactions.

	Number of shares traded	High selling price	Low selling price
2006:
First Quarter	743,800	$14.75	$11.50
Second Quarter	959,800	14.90	12.00
Third Quarter	329,400	14.00	11.50
Fourth Quarter	649,754	14.49	12.50

2005:
First Quarter	371,900	$11.00	$8.00
Second Quarter	479,900	12.20	9.75
Third Quarter	164,700	12.75	10.75
Fourth Quarter	538,600	15.95	11.00
          At March 13, 2007 we had 15,511,014 shares of common stock outstanding held by approximately 1,530 shareholders of record. We have not declared any cash dividends on our common stock over the last two years. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a complete discussion of the restrictions on dividends, see Part I, Item 1, “Supervision and Regulation – Payment of Dividends.”

PERFORMANCE GRAPH
The following line graph compares the cumulative, total return on the Company’s common stock from September 30, 2004 to December 31, 2006, with that of the Nasdaq Composite Index (an average of all stocks traded on the Nasdaq Stock Market), and with that of the SNL Bank Index, provided by SNL Financial, LP, for our peer group (all banks in the Southeast). Cumulative, total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.
Total Return Performance

	Period Ending
Index	09/30/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
Integrity Bancshares, Inc.	100.00	172.37	189.47	232.89	191.84	204.47
NASDAQ Composite	100.00	112.19	106.44	117.50	116.24	129.71
SNL Southeast Bank Index	100.00	109.67	107.64	112.26	118.82	131.64

ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2006 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiary, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Averages are derived from daily balances. Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.

(Dollars in thousands, except share and per share data)	As of December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Total assets	$1,124,821	$753,075	$446,175	$279,748	$144,364
Investment securities	135,650	74,999	49,161	27,853	10,750
Loans	941,580	651,778	385,906	238,919	128,008
Allowance for loan losses	9,825	5,612	3,433	3,573	1,105
Deposits	928,787	674,444	373,272	231,778	120,133
Federal Home Loan Bank advances	5,000	0	15,000	16,000	7,000
Other short-term borrowings	1,551	0	4,279	10,000	3,115
Long-term debentures	97,022	6,186	6,186	0	0
Stockholders’ equity	80,372	66,119	43,555	19,892	13,819

	Year Ended December 31,
Statement of Income Data	2006	2005	2004	2003	2002

Interest income	$79,635	$44,156	$22,456	$14,190	$6,815
Interest expense	41,135	18,684	7,571	4,964	2,884
Net interest income	38,500	25,472	14,885	9,226	3,931
Provision for loan losses	4,323	3,566	2,627	2,488	713
Net interest income after provision for loan losses	34,177	21,906	12,258	6,738	3,218
Noninterest income	1,268	571	452	189	88
Noninterest expenses	19,388	12,466	7,922	4,671	2,481
Income tax expense	5,920	3,688	1,776	462	0
Net income	10,137	6,322	3,012	1,794	825

Per Share Data

Book value per share at year end	$5.44	$4.60	$3.41	$2.42	$2.15
Basic earnings per share	.69	.45	.28	.23	.14
Diluted earnings per share	.66	.42	.26	.23	.14
Weighted-average shares outstanding — basic	14,594,208	14,050,847	10,809,936	7,717,584	5,695,170
Weighted-average shares outstanding — diluted	15,418,677	14,961,547	11,552,676	7,950,576	5,695,170
Dividends declared	0	0	0	0	0
Dividend payout ratio	0%	0%	0%	0%	0%

Ratios

Return on average assets	1.07%	1.05%	.86%	.81%	.85%
Return on average equity	13.83%	11.37%	9.15%	9.72%	7.30%
Average equity/average assets	7.75%	9.22%	9.34%	8.35%	11.65%
Net interest margin	4.23%	4.33%	4.39%	4.37%	4.23%
Non-performing assets/total loans and other real estate	1.47%	.25%	.20%	1.28%	0%
Allowance for loan losses/total loans	1.04%	.86%	.89%	1.50%	.86%
Noninterest expense/net interest income and noninterest income	48.75%	48.25%	52.15%	49.61%	61.74%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
     The following is a discussion of our financial condition and results of operations. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.
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

Fourth Quarter 2006
     The supplemental quarterly financial data is as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2006	2006	2006	2006

Interest income	$16,572	$19,265	$21,046	$22,752
Interest expense	7,739	9,487	11,042	12,866
Net interest income	8,833	9,778	10,004	9,886
Provision for loan losses	1,291	848	351	1,833
Net income	2,177	2,781	3,366	1,813
Net income per share – basic	.15	.19	.23	.12
Net income per share – diluted	.14	.18	.22	.12

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2005	2005	2005	2005

Interest income	$8,287	$9,994	$11,369	$14,506
Interest expense	3,206	4,118	4,926	6,434
Net interest income	5,081	5,876	6,443	8,072
Provision for loan losses	572	664	765	1,565
Net income	1,334	1,475	1,898	1,615
Net income per share – basic (1)	0.10	0.11	0.13	0.11
Net income per share – diluted (1)	0.09	0.10	0.12	0.11

(1)	adjusted for the two-for-one stock split declared in fourth quarter 2005.
     Interest rates rose steadily during the first half of 2006, and then flattened out. While the rising rates benefited our primarily floating rate loan portfolio, thus increasing interest income, the cost of funds increased steadily during the second half of the year as time deposits rolled into the higher rate instruments after maturing. Interest income and interest expense increased 57% and 100%, respectively, in fourth quarter 2006 compared to the same period in 2005. Consequently, our net interest margin declined to 3.82% from 4.54% for the comparable quarters. The redeeming contributor to the increase in interest income was the growth of the loan portfolio. Average gross loans in the fourth quarter 2006 increased 42% over the comparable quarter in 2005. Loan fee income, which is based on volume during the period and is included in interest income, was $1,200,000 for fourth quarter 2006 compared to $1,300,000 in fourth quarter 2005.
     While maintaining competitive market rates on time deposits to retain existing funds as they matured, the bank also sought to guard against the rising cost of funds by turning to alternative funding sources in order to fund the continuing loan growth over the past year. In late third quarter and early fourth quarter 2006, we entered into $45 million of reverse repurchase agreements, costing on average 4.90%, approximately 85 basis points lower than in-market time deposits. Average brokered deposits have also increased 88% to $232 million in fourth quarter over the same period in 2005. At the time they were issued, these funds cost approximately 50 basis points less than in-market time deposits. Interest expense on the trust preferred securities increased in fourth quarter 2006 to $625,000 compared to $113,000 for the same quarter in 2005 primarily because in February 2006, we entered into an additional $28 million of these securities bringing our total of trust preferred securities to $34 million. The rate on this debt is tied to LIBOR, which also increased early in the year. Additionally affecting the cost of funds in fourth quarter 2006 was the issuance of $18 million of subordinated debentures in October 2006 at an interest rate equal to the prime rate, which was 8.25% at year-end. While these instruments allow for additional growth of the loan portfolio since they are includable in Tier two capital, this will have a negative impact on the net interest margin in 2007, as well. Net interest income increased to $9.9 million from $8.1 million comparing the fourth quarters of 2006 and 2005.
     The loan loss provision increased in the fourth quarter of 2006 to $1.8 million compared to $1.6 million in the fourth quarter of 2005 due in part to the down-grading of seven credits totaling $12.3 million in fourth quarter

2006. These loans, although primarily secured with real estate and at little risk of material loss, became 90 days past due and were consequently reclassified to nonaccrual status. Noninterest income, at $440,000, was $255,000 higher in fourth quarter 2006 compared to the same period in 2005 due to the income from bank owned life insurance that was purchased in second quarter 2006.
     Noninterest expenses increased 39% to $5.7 million from $4.2 million comparing the fourth quarters of 2006 and 2005. This increase was due to the overall growth of the Bank. Salaries and benefits increased $405,000 for the comparable periods, due to the increase in staff to support the new loan production office and the Cumming (Forsyth County) full-service branch that is currently under construction. We have also added two senior level employees to the executive management team. The Executive Vice President for Risk Management was promoted to this position in February 2006, and the Chief Operating Officer was hired in June 2006. Additional administrative positions have been added to strengthen the infrastructure of the Bank during the year. Other noninterest expenses increased 72% in the fourth quarter of 2006 compared to the same period in 2005. The increase included increases in occupancy and equipment of $215,000 related to our growth, loan collection fees of $457,000 largely related to one non-performing loan relationship, audit and exam fees of $76,000 due to additional costs for outsourced internal and external audits and loan reviews, and non-profit contributions of $98,000 since our tithing is directly proportionate to our increased income each year.
     Diluted net earnings per share for the fourth quarter were $.12 and $.11 for 2006 and 2005, respectively, adjusted for the December 2005 2-for-1 stock split. Total assets grew 10%, or $106 million, during the fourth quarter 2006. Most of this growth was in the loan portfolio which also increased 10% to $942 million. Funding for the loan growth during the current quarter was mainly provided by increases in interest-bearing deposits and additional repurchase agreements.
2006 Overview
     We believe that the past year serves as a testament to the sustainability of the success of our organization. Every year we have challenged ourselves to outperform the year before, and by executing our same proven strategy, we have returned double-digit results far exceeding the prior year. Asset growth during 2006 was 49%, reaching total assets of $1.1 billion at December 31, 2006. Net income increased 60% over net income for 2005 with a new record level of earnings at $10.1 million. The Bank converted a loan production office in Gwinnett County into a full service financial center in April, began construction on another branch in Forsyth County to replace its current loan production office, and opened a new loan production office in Buford, Georgia, also located in north Gwinnett County. In September, we joined Nasdaq and are now listed on the Nasdaq Global Market. Our primarily floating-rate loan portfolio grew significantly, 44%, in 2006 despite rumors of a softening real estate market. Because of this strong growth we issued an additional $28 million in trust preferred securities to maintain a well-capitalized status, as well as $18 million in subordinated debentures that could sustain our loan growth well into 2007. Asset quality remained very strong with minimal loan charge-offs in 2006. The net interest margin remained stable at 4.23% despite a rising cost of funds necessary to accommodate the loan growth. We have continued to add top quality staff to our family, which is how we have been able to run a successful $1 billion-sized bank with only 81 employees and an efficiency ratio below 50%. Our primary market areas of Fulton County, Georgia and the surrounding counties of Cobb, Gwinnett, and Forsyth continue to grow, and we believe that we are strategically positioned to take advantage of the growth with additional organic expansion of our organization. The area’s growth should provide a base for continued profitability.

Financial Condition as of December 31, 2006 and 2005
     As of December 31, 2006, we had total assets of $1.125 billion, an increase of 49.4% over December 31, 2005 of $753 million. Total interest-earning assets were $1.079 billion as of December 31, 2006, or 95.9% of total assets compared to $735 million or 97.6% of total assets as of December 31, 2005. The percentage decline was largely due to a purchase of $20 million of bank owned life insurance (“BOLI”) that is classified in other assets, although BOLI is also income-producing. Our primary interest-earning assets were loans, which made up 87.3% and 88.7% of total interest-earning assets as of December 31, 2006 and 2005, respectively. The loan portfolio grew by a net increase of $290 million, or 44.5%, to a record high level of $942 million. Gross loan production during 2006 was $847 million. This strong production rate reflects the success of our lending force. Some of the gross production, 18%, was participated to other financial institutions, 26% was unfunded at December 31, 2006, and 22% replaced loans that matured or paid down during the year, leaving the increase of $290 million of net loans for the year. Our gross loan to deposit and other borrowings ratio was 91.2% as of December 31, 2006, compared to 95.8% as of December 31, 2005.
     A large majority of our loan portfolio, 94.8% at December 31, 2006, was collateralized by real estate, of which a substantial portion is located in our primary market area of Fulton County, Georgia and surrounding northern metro Atlanta counties. Our real estate construction portfolio, consisting primarily of loans collateralized by nonresidential properties, comprised 70.0% of the loan portfolio at December 31, 2006. Real estate mortgage loans secured by one to four family and multifamily residential properties comprised 4.7% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties totaled 20.1% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 5.2% of the loan portfolio consisted of commercial, consumer, and other loans.
     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. While it is generally accepted that the real estate market has slowed on a nationwide basis over the past year, real estate values and employment trends in our specific market area have shown little indications of a significant downturn that would negatively affect our business.
     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position on a regular basis. Also, we periodically review our lending policies and procedures, as well as remaining abreast of trends in the real estate market, comparing these trends to a stratification of our loan portfolio so we can direct our loan activity away from down-turning loan types or geographical areas or areas in which we already have a sufficient concentration. The Bank has an experienced Risk Management department that monitors all aspects of the real estate market as it relates to our loan portfolio which allows us to focus monitoring efforts on any weak areas, geographically or by types of loans, to ensure the integrity of the existing portfolio. We also outsource the loan compliance review to a third party that has a significant amount of experience reviewing loan documentation and that periodically performs this function for us each year. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital. The Bank’s statutory capital as of December 31, 2006 and 2005 was $85.0 million and $60.0 million, respectively.
     Our securities portfolio, consisting of Government-sponsored agencies, mortgage-backed securities and equity securities, totaled $133.9 million as of December 31, 2006. Net unrealized losses on securities totaled $994,968 as of December 31, 2006 compared to net unrealized losses of $1,612,898 as of December 31, 2005 on a portfolio totaling $74.1 million. The change in the net unrealized losses was attributable primarily to changes in interest rates affecting the values of the mortgage-backed securities. These changes were recognized as an adjustment to stockholder’s equity and were included in other comprehensive loss, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     Deposits grew $254 million during the year, or 38%, to a total of $929 million at December 31, 2006. The growth was realized in time deposits, of which $98 million was due to an increase in brokered deposits. To augment deposit growth needed for funding the increases in loans and investment securities, we entered into a total of $45 million of reverse repurchase agreements collateralized with investment securities owned by the Bank. In February 2006 the Company issued $28 million of trust preferred securities, injecting $25 million of the received funds into the Bank’s capital base. In October 2006, the Bank issued $18 million of subordinated debt which can be included in its Tier two capital. At December 31, 2006 we had $5 million outstanding in short-term Federal Home Loan Bank advances and $1.6 million in federal funds purchased. We were in a net federal funds sold position with $6.2 million and had no additional other borrowings at December 31, 2005. Because the Atlanta market, particularly the northern metro area, is so competitive on all types of deposit rates, we will continue to focus our efforts on reducing the cost of funds utilizing alternative funding sources such as the FHLB, reverse repurchase agreements, and brokered funds as necessary to supplement deposit growth. We have also hired several employees specifically to develop additional core deposit business, as well as refining our products to more effectively compete for core deposit dollars.
     Premises and equipment increased by $3.5 million in 2006 as we continued to grow organically. Our branch network consists of full-service financial centers housed in 9,000 square foot buildings all located in dynamically growing, demographically affluent areas of north metro Atlanta. We opened one such center in 2006, added additional space to two existing locations, bringing them to the 9,000 square foot size, and began construction on another, as well. Other assets increased in 2006 due to a purchase of $20 million of bank owned life insurance in May. This product was purchased to offset current and future employee benefit costs with a tax equivalent yield of approximately 8.1%.
     Stockholders’ equity increased by $14.3 million in 2006 due to net income of $10.1 million, decreases of unrealized losses on securities available-for-sale, net of tax, of $385,000, net proceeds from the sale of common stock of $1.3 million and paid-in capital from stock compensation expense of $1.6 million. The common stock issued was due to option exercises during the year.
     As of December 31, 2005, total assets increased 68.8% over December 31, 2004. Our primary interest-earning assets were loans, which made up 89% of total interest-earning assets as of both December 31, 2005 and 2004. Our gross loan to deposit and other borrowings ratio was 95.8% as of December 31, 2005, compared to 97.8% as of December 31, 2004. Deposits grew $301.2 million in 2005, or 81%, primarily due to increased time deposit balances which grew $294 million comparing December 31, 2005 to December 31, 2004. Since funds were needed to accommodate the strong loan portfolio growth, the Bank supplemented retail growth with brokered deposits during 2005. The costs of the brokered deposits at that time were comparable to the retail business, and could be acquired in much larger blocks, as needed. At December 31, 2005, the Bank had $151 million of brokered time deposits.
     During 2005, premises and equipment increased $3.3 million. A site for a new full-service branch location in Gwinnett County was purchased in August 2005 at a cost of $1.2 million. Construction was completed on the building in 2006. As of December 31, 2005, costs incurred on this construction totaled approximately $1.1 million. Additional increases to premises included build-out of a portion of the administrative building near the main branch. These costs totaled $464,000. In August 2005, the Bank changed its core processor which provides outsourced data processing and item processing services. This change resulted in an investment in computer software and additional equipment totaling approximately $300,000.
     Stockholders’ equity increased by $22.6 million in 2005 due to net income of $6.3 million, net proceeds from the sale of common stock of $15.7 million, and paid-in capital from stock compensation expense of $1.3 million. These increases were offset by additional other comprehensive losses of $818,000 due to higher unrealized losses on securities available for sale.

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
     As of December 31, 2006 and 2005, we had loan commitments outstanding of $334.1 million and $221.4 million, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2006 and 2005, we had arrangements with two commercial banks for additional short-term advances (federal funds) of up to $69.0 million in aggregate. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by certain real estate loans and/or investment securities. We can also utilize the brokered deposit market to obtain funds as needed.
     As of December 31, 2006, our capital ratios were considered well-capitalized based on regulatory capital requirements. Our stockholders’ equity increased primarily due to the retention of all of our net income in 2006.
     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay approximately $6,005,000 in dividends without regulatory approval.
     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank, as well as actual capital ratios for the Company as of December 31, 2006 are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	10.03%	10.12%	5.00%
Risk-based capital ratios:
Tier one capital	9.75	9.83	6.00
Total capital	12.80	12.35	10.00
     These ratios may decline as asset growth continues, but are expected to continue exceeding the regulatory minimum requirements.
     We have also obtained regulatory approval and are in the process of building the new branch site in Forsyth County, which we expect to open in 2007. We opened a loan production office in Gwinnett County with the intention of purchasing land and building a full-service branch location nearby. We expect to file for regulatory approval for this location in early 2007. Our stated goal is to open new branches at the rate of one or two per year at an approximate cost of $2.5 million per branch. However, except as noted above, no firm plans have been established for these additional branches. In January 2007, we repurchased the administration building near the main branch for a net investment of $5 million. We do not expect these investments to have a material impact on our liquidity given our total size, funding sources, and the anticipation of attracting deposits to the new branches that will exceed the initial investment. Other than our proposed branch openings, we have no material commitments for capital expenditures.
     We also buy and sell loan participations with other community and regional banks. Loan participations are sold to increase liquidity as needed or when the loan amount is above our regulatory lending limit. Sold loan participations made up 10.8% and 14.8% of our loan portfolio as of December 31, 2006 and 2005, respectively. Loan participations are purchased when the Bank has excess liquidity to invest. Purchased loan participations comprised 3.9% and 2.5% of the loan portfolio as of December 31, 2006 and 2005, respectively.
     In May, 2005 we began a private placement offering of common stock to provide us with additional capital and liquidity for anticipated growth. The offering was completed in June, 2005 with 1,304,348 shares sold at an offering price of $11.50 per share. The number of shares and per share price have been adjusted for the 2-for-1 stock split paid on December 12, 2005. Net proceeds from the sale totaled $15 million.
     In February 2006 the Company issued an additional $28 million of trust preferred securities, allowing a capital injection of $25 million into the Bank. This capital along with an $18 million subordinated debenture issuance by the Bank, should provide the Bank with sufficient capital to continue its loan growth trend into 2007.
Results of Operations for the Years Ended December 31, 2006, 2005 and 2004
     Net Interest Income
     Net interest income, our chief source of revenue, is a function of the yields received on interest-earning assets and the rates paid on interest-bearing liabilities. Interest-earning assets include loans and investments, while interest-bearing liabilities are comprised of deposits and other borrowed funds.
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
     Average interest-earning assets for 2006 increased $322 million. The yield on these assets increased to 8.75% in 2006 from 7.50% in 2005. The largest dollar impact to net interest income in 2006 was the growth in the loan portfolio. Average loans during 2006 increased 53% over the average balance for 2005. Increases in interest income on loans solely due to this strong growth were $25 million. In addition, during the first six months of 2006, the Federal Reserve raised the discount rate causing increases in the prime rate four times, from 7.25% to a rate of 8.25% in June 2006 where it remained through year-end. Since 94.4% of our loan portfolio is tied to the prime rate, the resulting increase in interest income on loans was $8.3 million. The average yield on the loan portfolio in 2006 was 9.26%, which included loan fees, compared to 7.87% last year. Interest income from the investment portfolio increased $2.2 million in 2006 compared to the prior year largely due to additional purchases during the year for a higher average total of securities. The yield on investment securities in 2006 was 4.91% compared to 4.46% in 2005.
     Of course, with strong growth in the loan portfolio being largely funded with growth in time deposits and with the rising rate environment early in the year, interest expense increased as well. Average time deposits increased $305 million, or 97%, in 2006 compared to 2005, resulting in an increase to interest expense of $19 million. Higher rates in 2006 accounted for an additional $5.2 million in time deposit interest expense. Brokered deposits made up 33% of total time deposits at December 31, 2006, while national market CD’s made up 3%. The rates on these types of time deposits could be up to 50 basis points lower than in-market rates. With prime rate remaining stable through the second half of 2006, maturing time deposits issued at lower rates in 2005 and early 2006 renewed at higher rates. This caused some pressure on our interest rate margin in fourth quarter which we expect will continue through first quarter 2007. Additionally, the $18 million of subordinated debentures issued in October 2006 have an interest rate equal to prime rate, 8.25% as of year-end, which contributed to the margin pressure. Interest expense due to these debentures was $260,000 in 2006. Total interest expense increased $22.5 million in 2006 over 2005.
     Net interest income increased $13 million in 2006, compared to a $10.6 million increase in 2005, for a 23% increase compared to the prior year. The growth in interest-earning assets in a general rising rate environment in 2006 was funded by a growth in interest-bearing liabilities. However, while the yield on interest-earning assets increased 125 basis points during the year, the cost of interest-bearing liabilities increased 134 basis points, resulting in a decrease in the net interest margin. The net interest margin was 4.23% in 2006 and 4.33% in 2005.
     Overall, average interest-earning assets for 2005 increased $249 million compared to 2004. The yield on these assets increased to 7.50% in 2005 from 6.62% in 2004. Loan growth was the primary contributor to the increase in net interest income in 2005. Average loans during 2005 increased 75% over the average balance for 2004. This significant increase in loan volume created an increase in interest income on loans of $17.4 million. In addition, over the course of 2005, the prime rate rose eight times, from 5.25% in January 2005 to 7.25% in December 2005. The resulting increase in interest income on loans due to these rate increases was $3.2 million since 96.3% of the loan portfolio consisted of variable rate loans. The total impact of strong growth and an increasing rate environment was an increase to interest income on loans of $20.5 million. Interest income from the investment portfolio increased due to the increase in average volume in 2005 over 2004 by 71%, resulting in an addition to interest income of $1.1 million. The yield on investment securities in 2005 was 4.46% compared to 4.47% in 2004, a very slight change.
     Offsetting some of the increase in interest income in 2005 was an increase in interest expense. This was due primarily to the growth in average time deposits of $172 million. This growth in volume added $5.7 million to interest expense. In addition, the majority of the CD portfolio, approximately 90.4%, had a 12-month term to maturity. As prime rate increased over the course of 2005, new deposits were opened and maturing deposits renewed at increasingly higher rates, resulting in an increase to interest expense of $2.2 million. Thus, total interest expense on time deposits increased $7.8 million in 2005 over the prior year.
     Interest-bearing demand deposits, likewise, increased in average volume during 2005 by $46.2 million, resulting in an increase in interest expense of $1.4 million in 2005 compared to 2004. Higher rates caused an additional increase of $1.1 million to interest on other interest-bearing deposits paid in 2005 compared to 2004.
     The net interest margin declined to 4.33% in 2005 compared to 4.39% in 2004, as the yield on interest-earning assets increased only 88 basis points during the same period while the cost of interest-bearing liabilities increased 105 basis points.
     Provision for Loan Losses
     The provision for loan losses was $4.3 million in 2006, an increase of $757,000, or 21%, over the provision recorded in 2005. The increase was due primarily to the increase in the total of non-accrual loans in late 2006. Because of their 90-day past due status, $12.3 million was classified as non-accrual, and approximately $1.1 million was recorded as loan loss provision for these loans. Although gross loans increased 44% over 2005, the remaining 2006 provision was considered sufficient by management to cover this growth. Also, since net charge-offs declined to $110,000 in 2006 from $1.4 million in 2005 (on a loan portfolio of nearly $1 billion), additional loan loss provision was not necessary for charge-offs. The ratio of net charge-offs to average loans outstanding was .01% in 2006 compared to .26% on 2005.
     Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2006, we had non-accrual loans totaling $13,351,200 compared to $1,651,700 as of December 31, 2005. Since the loans classified as non-accrual in December 2006 were primarily fully secured with real estate, no additional loan loss provision is anticipated for these loans in 2007. The allowance for loan losses as a percentage of total loans as of December 31, 2006 and 2005 was 1.04% and .86%, respectively. The increase in the allowance was due in part to the increased balance of non-accrual loans at December 31, 2006.

     It is our opinion that the current allowance for loan losses of $9.8 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.
     The provision for loan losses was $3.6 million in 2005, an increase of $1 million over the $2.6 million recorded in 2004. This increase was due primarily to the strong loan growth exhibited during the current year. Gross loans increased 69% over the previous year. Net charge-offs declined to $1.4 million in 2005 from $2.8 million in 2004. There were five loans that were charged off in 2005, of which $879,000 was secured with real estate, while the remainder was commercial loans. Relative to the real estate-secured loans in excess of $600 million that we had at December 31, 2005, the amount of real estate loans charged-off was considered minor. The ratio of net charge-offs to average loans outstanding was .26% in 2005 compared to .92% on 2004.
     Noninterest Income
     The following table presents the principal components of noninterest income for the years ended December 31, 2006, 2005, and 2004.

(Dollars in Thousands)	2006	2005	2004

Income from bank-owned life insurance	$687	$—	$—
Gain on sale of fixed assets	354	410	148
Overdraft fees	45	38	40
ATM network and surcharge fees	38	24	8
Wire transfer fees	36	27	21
Service charge income	34	23	15
Gain on sale of foreclosed assets	—	—	190
Other	74	49	30

Noninterest income	$1,268	$571	$452

     Noninterest income consists of service charges on deposit accounts and other miscellaneous service charges, fees, and income. Total noninterest income increased 122% in 2006 compared to the prior year. The primary reason for the increase was income derived from bank owned life insurance totaling $687,000. Bank owned life insurance was purchased in May 2006 to offset current and future employee benefit costs. Net losses on sales of various fixed assets during 2006 totaled $59,000 and partially offset the amortized gain recognized on the sale-leaseback of the administrative building of $413,000, for a net gain on sale of fixed assets of $354,000, compared to $410,000 last year. While minor in dollars, various service charges on customer accounts, including overdraft fees, ATM fees, wire transfer fees, and service charge income, combined, increased 36% over the same in 2005, reflecting the continued growth of the deposit function of the bank.
     Total noninterest income increased 26% during 2005 to $571,000 compared to 2004. The increase was primarily due to the amortized gain recognized on the sale-leaseback of an administrative building of $413,000 compared to $144,000 recognized in 2004. A portion of the increase in noninterest income was offset by a decrease since noninterest income in 2004 included a gain on the sale of foreclosed assets of $190,000, while there were no sales of foreclosed assets in 2005.

Noninterest Expense
     The following table presents the principal components of noninterest expenses for the years ended December 31, 2006, 2005, and 2004.

(Dollars in Thousands)	2006	2005	2004

Salaries and employee benefits	$10,733	$7,214	$4,582
Net occupancy and equipment	2,347	1,531	938
Legal/professional services	933	625	181
Loan collection and origination	856	267	263
Non-profit contributions	770	380	197
Data processing	713	574	368
Directors’ fees	593	541	380
Audit and exam fees	458	237	170
Marketing and community relations	418	249	235
Supplies/printing	237	140	130
Travel and entertainment	207	77	40
Telephone	168	85	59
Dues and memberships	156	67	21
Other	799	479	357

Noninterest expense	$19,388	$12,466	$7,921

     Noninterest expenses increased 56% to $19.4 million in 2006 from $12.5 million in 2005, as we continued our organic growth. Salaries and employee benefits increased $3.5 million. Total full-time equivalent employees increased during the current year to 80 from 62 at December 31, 2005. Half of the additions to staff were placed as additional support in the branch network while the other half provided strengthened infrastructure, including a new member of the executive management team – a chief operating officer – as well as experienced additions to the risk management department. While the increase in staff was the primary reason for the increase in salaries and benefits, share-based payment compensation expense increased by $398,000 to a total of $1.6 million in 2006 compared to 2005. This increase was due to the acceleration of the vesting of a portion of the CEO’s options by one year to February 2007 caused by a revision to his option agreement. Employee bonuses increased $507,000 in 2006 compared to 2005 due to a goal of paying approximately 10% of net bank earnings as performance bonuses. Commissions and incentives, up $291,000 from 2005, were also paid throughout the year for business development and new employee sign-on payments. The Bank has a generous incentive program in lieu of spending large dollars on advertising.
     Net occupancy and equipment expenses increased 53% to $2.3 million in 2006, primarily due to branch expansion and leasehold improvements on the administrative building to house additional employees. The Duluth branch construction was completed in early 2006, and the branch opened in April. Construction began on the Forsyth County financial center which is scheduled to open in mid-2007. A second loan production office was opened in December 2006 in Buford (Gwinnett County), Georgia. The Bank has also made a significant investment ($230,000 in depreciable equipment and $60,000 for installation and service expenses in 2006) to provide the best communication amongst its employees by installing and utilizing a state-of-the-art video conferencing system at all of its locations. This provides the ability to have weekly bank-wide staff meetings without the complications or down-time of travel on Atlanta roads.
     Legal and professional fees increased $308,000, or 49%, in 2006 compared to 2005. The largest portion of this increase was attributed to outsourcing security services, a measure that was taken in fourth quarter 2005 to protect our branch locations with full-time guards. The cost of this service in 2006 was $224,000. Legal fees increased $93,000, or 62%, this year compared to 2005 mainly as a function of our growth and needs of the holding company. Last year was the first year we were required to file a Form 10-K, versus a 10-KSB for small companies, as filed in previous years, and the first year we were required to comply with the proxy rules. We also joined Nasdaq in late 2006, requiring assistance from legal counsel to ensure compliance with Nasdaq guidelines. Joining Nasdaq also affected our dues and memberships for the year, which increased $89,000 in 2006 compared to the prior year, since the membership fee for joining Nasdaq was $100,000. The expanded SEC reporting compliance also accounted for some of the increase in audit and exam fees which were up in total $221,000. Audit fees alone increased $166,000, including both higher internal (outsourced) and external audit fees.
     Loan collection expenses increased $589,000, or 220%, in 2006 compared to the prior year. Most of the cost, $411,000, was related to the sale of $19 million of loans belonging to one borrower whose financial situation had deteriorated. The loans were sold prior to their reclassification to nonaccrual status, which would have required a significant loan loss provision. Non-profit contributions increased $390,000, or 103%, in 2006 over 2005 as the amount has typically increased proportionately with the Bank’s profitability each year. True to our faith-based culture, our goal is to tithe 10% of the Bank’s previous year’s net income to a foundation, administered by the Bank, which then distributes those funds to faith-based organizations, as well as other non-profit organizations. Other noninterest expenses, such as data processing, marketing, and travel expenses were also higher in 2006 compared to the previous year as a result of the Bank’s growth during the past year.
     Noninterest expenses increased 57% to $12.5 million in 2005 from $7.9 million in 2004, largely a reflection of the general growth of the organization in 2005. Salaries and employee benefits increased $2.6 million. Total full-time equivalent employees increased during the current year to 62 from 46 at December 31, 2004. This was the primary reason for the increase in salaries and benefits. Ten of the new employees were hired to staff one new full-service branch and one new loan production office and increase staffing in the existing branches. The remaining employees were hired to strengthen the infrastructure of the Bank as it grows. Additionally, compensation expense related to variable stock options increased $557,000 and bonuses and incentives increased $467,000 in 2005 compared to 2004, respectively, due to the Bank’s performance-based annual bonus plan. Other bonuses and incentives were paid throughout the year for special projects, business development and new employee sign-on payments.
     Net occupancy and equipment expenses increased 63% to $1.5 million in 2005 compared to 2004, primarily due to branch expansion and leasehold improvements on the administrative building to house additional employees. Equipment and software costs also increased $300,000 in 2005 due to the conversion to a different core processor.
     Legal and professional fees increased $444,000 in 2005 compared to 2004. Outsourcing costs related to Sarbanes-Oxley compliance, classified as consulting fees, in 2005 alone totaled $185,000. Employees in every area of the Bank also assisted with this project. Other consulting fees included fees associated with recruiting talented, experienced bankers to support the Bank’s growth. In 2005, we utilized staffing firms more than in the past to accomplish this task, resulting in increased consulting fees for employee recruitment of $134,000 over similar fees incurred in 2004.
     Non-profit contributions increased $183,000, or 93%, in 2005 over 2004 due to the goal of tithing 10% of the Bank’s prior year’s net income which doubled. Director fees increased $161,000 since the fees for each monthly meeting were raised in March 2005. Other noninterest expenses, such as data processing, audit/exam fees, and business license expenses were also higher in 2005 compared to the previous year as a result of the Bank’s growth during the past year.
Income Tax
     We reported income tax expense of $5.9 million, $3.7 million, and $1.8 million for 2006, 2005, and 2004, respectively. The effective tax rate for 2006, 2005, and 2004 was 36.9%, 36.8%, and 37.1%, respectively. There were no loss carryforwards or valuation allowances in 2006, 2005, or 2004.
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
     As of December 31, 2006, our cumulative one year interest rate-sensitivity gap ratio was 1.08. Our targeted ratio is 0.70 to 1.30 in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

	0 – 3	4 - 6	7 - 12	1 – 5	Over 5
(Dollars in Thousands)	Months	Months	Months	Years	Years	Total

Interest-earning assets:
Interest-bearing deposits in banks	$86	$0	$0	$0	$0	$86
Securities	1,022	0	9	117,920	14,972	133,923
Federal Home Loan Bank Stock	1,727	0	0	0	0	1,727
Loans	900,956	5,304	10,835	23,344	1,141	941,580

Total interest-earning assets	$903,791	$5,304	$10,844	$141,264	$16,113	$1,077,316

Interest-bearing liabilities:
Interest-bearing demand deposits	$125,446	$0	$0	$0	$0	$125,446
Savings and money markets	31,963	0	0	0	0	31,963
Time deposits	108,532	135,244	346,682	160,774	0	751,232
Federal funds purchased	1,551	0	0	0	0	1,551
Other borrowings	50,000	0	0	0	0	50,000
Long-term debentures	52,022	0	0	0	0	52,022

Total interest-bearing liabilities	$369,514	$135,244	$346,682	$160,774	$0	$1,012,214

Interest rate sensitivity gap	$534,277	$(129,940)	$(335,838)	$(19,510)	$16,113	$65,102

Cumulative interest rate sensitivity gap	$534,277	$404,337	$68,499	$48,989	$65,102

Interest rate sensitivity gap ratio	2.45	0.04	0.03	0.88	—

Cumulative interest rate sensitivity gap ratio	2.45	1.80	1.08	1.05	1.06

Selected Financial Information and Statistical Data
     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

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
Analysis of Net Interest Income
for the Years Ended December 31, 2006, 2005, and 2004

	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Deposits in banks	$113	$3	2.65%	$209	$5	2.39%	$301	$4	1.33%
Taxable investment securities	100,732	4,945	4.91	60,812	2,710	4.46	35,599	1,593	4.47
Federal funds sold	6,568	316	4.81	1,858	62	3.34	2,460	28	1.14
Loans (1)	803,026	74,371	9.26	525,836	41,379	7.87	301,040	20,831	6.92
Allowance for loan losses	(7,250)			(4,572)			(3,639)
Cash and due from banks	5,172			3,575			2,634
Other assets	36,973			15,118			13,404

Total Assets	$945,334			$602,836			$351,799

Total interest-earning assets	$910,439	79,635	8.75	$588,715	44,156	7.50	$339,400	22,456	6.62

Liabilities:
Noninterest-bearing demand	$16,552			$11,961			$9,971
Interest bearing demand and savings	165,380	6,799	4.11	183,121	5,974	3.26	137,661	3,432	2.49
Time	619,090	30,435	4.92	313,816	11,319	3.61	142,106	3,512	2.47

Total deposits	801,022			508,898			289,738
Other borrowings	62,341	3,901	6.26	34,040	1,391	4.09	27,100	627	2.31
Other liabilities	8,662			4,309			2,099
Stockholders’ equity	73,309			55,589			32,862

Total liabilities and stockholders’ equity	$945,334			$602,836			$351,799

Total interest-bearing liabilities	$846,811	41,135	4.86	$530,977	18,684	3.52	$306,867	7,571	2.47

Net interest income		$38,500			$25,472			$14,885

Net interest margin (2)			4.23			4.33			4.39

Net interest spread (3)			3.89			3.98			4.15

(1)	Interest income from loans includes total fee income of approximately $5.2 million, $4.4 million, and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The average balance of non-accrual loans included in average loans was $2,019,000, $1,127,000, and $2,138,000 in 2006, 2005 and 2004, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

	Year Ended December 31,			Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Changes Due To:			Changes Due To:
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:
Income from interest-earning assets:
Loans	$24,702	$8,290	$32,992	$17,358	$3,190	$20,548
Investment securities	1,864	371	2,235	1,124	(7)	1,117
Federal funds sold	216	38	254	(5)	39	34
Deposits with other banks	(3)	1	(2)	(1)	2	1

Total interest income	26,779	8,700	35,479	18,476	3,224	21,700

Expense from interest-bearing liabilities:
NOW accounts	(554)	990	436	1,371	1,161	2,532
Money market accounts	190	195	385	(10)	19	9
Savings accounts	1	3	4	0	1	1
Time deposits	13,922	5,194	19,116	5,656	2,151	7,807
Federal funds purchased	5	70	75	46	57	103
Federal Home Loan Bank advances	437	(549)	(112)	101	448	549
Subordinated debentures	259	0	259	0	112	112
Long-term debt	2,292	(4)	2,288	—	—	—

Total interest expense	16,552	5,899	22,451	7,164	3,949	11,113

Net interest income	$10,227	$2,801	$13,028	$11,312	$(725)	$10,587

     Investment Portfolio
     Types of Investments
     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
(Dollars in Thousands)	2006	2005	2004
Mortgage-backed securities	$114,211	$74,847	$47,553
U.S. Government Sponsored Agencies	18,995	—	—
Equity securities	3,439	1,765	2,109

	$136,645	$76,612	$49,662

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
     The equity securities in 2006 consist of $1,727,100 in Federal Home Loan Bank of Atlanta stock, a $690,000 common stock investment in Integrity Bank of Florida, and $1,022,000 in investments in trusts created to issue trust preferred securities. The equity securities in 2005 consist of $889,300 in Federal Home Loan Bank of Atlanta stock, a $690,000 common stock investment in Integrity Bank of Florida and $186,000 in investments in trusts created to issue trust preferred securities. The equity securities in 2004 consisted of $1,232,600 in Federal Home Loan Bank of Atlanta stock, a $690,000 common stock investment in Integrity Bank of Florida, and $186,000 in investments in trusts created to issue trust preferred securities. Banks with borrowings from Federal Home Loan Banks are required to buy stock in proportion to the amount of their outstanding advances and total assets. There is no market for the stock, which is normally bought or sold to the Federal Home Loan Bank at a set price of $100 per share. The stock has historically paid a quarterly dividend, although the issuer is not required to pay dividends.
     Maturities
     The amounts of available for sale securities, including the weighted average yield in each category are shown in the following table according to contractual maturity classifications one through five years, after five through ten years and after ten years. There were no investment securities classified as held to maturity in 2006, 2005, or 2004.

	December 31,
	2006			2005		2004
			Year-end
			Weighted
	Amortized	Fair	Avg.	Amortized	Fair	Amortized	Fair
(Dollars in Thousands)	Cost	Value	Yield(1)	Cost	Value	Cost	Value
Mortgage-backed securities
Over one year through five years	$2,618	$2,581	4.14%	$3,120	$3,045	$4,038	$4,072
Over five years through ten years	7,026	7,004	5.46	2,496	2,499	—	—
Over ten years	104,567	103,546	5.03	69,232	67,690	43,515	43,166
U.S. Government Sponsored Agencies
Over one year through five years	18,995	19,080	5.16

	$133,206	$132,211	5.05%	$74,848	$73,234	$47,553	$47,238

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$47,803	5%	$46,296	7%	$11,181	3%	$16,071	7%	$11,751	9%
Real estate-construction	658,971	70	384,990	59	214,104	56	123,882	52	51,715	40
Real estate-commercial	189,420	20	191,400	30	141,129	36	81,481	34	62,487	49
Real estate-mortgage	44,598	5	27,974	4	18,972	5	16,920	7	1,453	1
Consumer installment and other	1,193	—	1,426	—	614	—	723	—	856	1

	941,985	100%	652,086	100%	386,000	100%	239,077	100%	128,262	100%
Less:
Allowance for loan losses	(9,825)		(5,612)		(3,433)		(3,573)		(1,104)
Deferred loan fees	(405)		(308)		(94)		(158)		(255)

Net loans	$931,755		$646,166		$382,473		$235,346		$126,903

Maturities and Sensitivities of Loans to Changes in Interest Rates
     Total loans as of December 31, 2006 and 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

	December 31,
(Dollars in Thousands)	2006	2005

Commercial
One year or less	$43,933	$16,036
After one through five years	2,504	28,202
After five years	1,366	2,058

	47,803	46,296

Construction
One year or less	392,356	81,371
After one through five years	266,147	298,639
After five years	468	4,980

	658,971	384,990

Real Estate Mortgage
One year or less	100,299	17,053
After one through five years	121,458	164,557
After five years	12,261	37,764

	234,018	219,374

Consumer & Other
One year or less	850	1,202
After one through five years	308	220
After five years	35	4

	1,193	1,426

	$941,985	$652,086

The following table summarizes loans as of December 31, 2006 and 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

	December 31,
(Dollars in Thousands)	2006	2005

Predetermined interest rates	$21,643	$1,092
Floating or adjustable interest rates	382,904	535,332

	$404,547	$536,424

     Risk Elements
     Information with respect to non-accrual, past due and restructured loans as of December 31, 2006 and 2005 is as follows:

	December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Non-accrual loans	$13,351	$1,652	$779	$2,869	$0
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	0	0	0	0	0
Restructured loans	0	0	0	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	389	817	307	480	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	141	186	19	141	0
Interest income that was recorded on non-accrual and restructured loans	0	0	0	0	0

     Non-accrual loans increased to $13.4 million as of December 31, 2006 from $1.7 million as of December 31, 2005. The increase is attributable to seven credits totaling $12.3 million that were classified as non-accrual in December 2006 due to a delinquency status of over 90 days. Six of these loans, totaling $12.2 million, were fully collateralized with real estate. The remainder, $100,000, was commercial loans. Additionally, there were five loans on non-accrual status prior to December which were also fully collateralized with real estate. While no significant losses were anticipated on the loans for which we had real estate collateral due to solid loan to value ratios, collectibility of the non-real estate loans was less certain. In January 2007, the Bank foreclosed on one of the real estate loans totaling $457,000, recording the property securing the loan as Other Real Estate, and subsequently selling a portion of it. We recognized a loss of $2,000 on the sale. The remaining lots on this property were on the market in the first quarter of 2007. Collection efforts were in place at December 31, and management believes it has adequately reserved for its non-accrual loans, therefore, we anticipate minimal loss on liquidation, if any.
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
     Loans now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms decreased to $389,000 at December 31, 2006 from $817,000 at December 31, 2005. The loans included in the 2006 total consisted of two loans in amounts of $150,000 to $238,000. These loans were classified for regulatory purposes as substandard, but are currently in compliance with their payment terms. They do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources.

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

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002
Average amount of loans outstanding	$803,026	$525,836	$301,040	$184,430	$79,864

Balance of allowance for loan losses at beginning of year	$5,612	$3,433	$3,573	$1,104	$392

Loans charged off:
Consumer	—	—	—	(20)	—
Real estate mortgage	(159)	(879)	(550)	—	—
Commercial	—	(563)	(2,292)	—	—

	(159)	(1,442)	(2,842)	(20)	—

Loans recovered:
Real estate mortgage	—	55	75	—	—
Commercial	49	—	—	—	—

	49	55	75	—	—

Net charge-offs	(110)	(1,387)	(2,767)	(20)	—

Additions to allowance charged to operating expense during year	4,323	3,566	2,627	2,489	712

Balance of allowance for loan losses at end of year	$9,825	$5,612	$3,433	$3,573	$1,104

Ratio of net loans charged off during the year to average loans outstanding	0.01%	0.26%	0.92%	0.01%	—

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
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing the loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis and presented to the Board of Directors.

     All of our loans are assigned individual loan grades when underwritten. The Bank has established minimum general reserves based on the asset quality grade of the loan. These reserves are regularly reviewed by the FDIC and the State of Georgia Department of Banking and Finance, General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     As of December 31, 2006 and 2005, we made no formal allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
		Percent		Percent		Percent		Percent of		Percent
		of loans		of loans		of loans		loans in		of loans
		in each		in each		in each		each		in each
		category		category		category		category		category
(Dollars in		to total		to total		to total		to total		to total
Thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial	$435	5.07%	$427	7.10%	$243	2.90%	$1,368	6.73%	$101	9.16%
Real estate-construction	6,363	69.96	3,156	59.04	1,828	55.46	1,087	51.85	446	40.32
Real estate-commercial	2,442	20.11	1,761	29.35	1,196	36.56	921	34.08	538	48.72
Real estate-mortgage	575	4.73	257	4.29	161	4.92	191	7.04	13	1.13
Consumer installment loans and other	10	0.13	11	.22	5	0.16	6	.30	6	.67

	$9,825	100.00	$5,612	100.00	$3,433	100.00	$3,573	100.00	$1,104	100.00

     Deposits
     Average amount of deposits (determined using daily average balances) and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.

	Year Ended December 31,
	2006		2005		2004
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest-bearing demand deposits	$16,552	—%	$11,961	—%	$9,971	—%
Interest-bearing demand deposits	165,046	4.12	182,877	3.27	137,384	2.50
Savings deposits	334	1.73	244	0.82	277	0.47
Time deposits	619,090	4.92	313,816	3.61	142,106	2.47

Total	$801,022		$508,898		$289,738

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

(Dollars in Thousands)	December 31, 2006
Three months or less	$44,613
Over three through six months	54,562
Over six through twelve months	57,022
Over twelve months	13,418

Total	$169,615

     The Bank had approximately $156 million in jumbo CD’s maturing in one year or less at December 31, 2006. We believe the large percentage, 23%, of jumbo CD’s in relation to total CD’s is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the Bank as they mature because our deposit interest rates are comparable to other rates in our market.
     The Bank also obtains brokered funds in order to supplement retail deposits for funding loan growth during the year. The rates paid on these funds, including fees, were comparable to or slightly lower than retail time deposits issued at the same time. The total in brokered funds was $247,988,000 and $150,511,000 at December 31, 2006 and 2005, respectively.
     Deposits of directors and executive officers totaled $2,539,370 at December 31, 2006.
     Return on Assets and Stockholders’ Equity
     The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2006	2005
Return on assets (1)	1.07%	1.05%
Return on equity (2)	13.83	11.37
Dividend payout ratio (3)	0	0
Equity to assets ratio (4)	7.75	9.22

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets
     Commitments and Contractual Obligations
     The following table reflects a summary of the Company’s commitments to extend credit, commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB Advances and borrowed funds, by contractual maturity date.

(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter

Demand and Savings	$177,556	$—	$—	$—	$—	$—

Time Deposits	596,862	112,261	29,623	5,785	6,700	—

FHLB Advances	5,000	—	—	—	—	—

Other borrowed funds	—	—	—	—	—	45,000

Long-term debentures	—	—	—	—	—	52,022

Commitments to customers under lines of credit	334,126	—	—	—	—	—

Commitments under lease agreements	594	560	373	—	—	—

	$1,114,138	$112,821	$29,996	$5,785	$6,700	$97,022

Off-Balance Sheet Arrangements
     Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to footnote number 12 to our financial statements included herein.
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
     The table below presents the contractual balances and the estimated fair value of the Company’s financial instruments at their expected maturity dates as of December 31, 2006. The expected maturity categories for investment securities take into consideration historical prepayment experience, as well as Management’s expectations based on the interest rate environment as of December 31, 2006. For core deposits without contractual maturity (i.e., interest-bearing checking, savings, and money market accounts), the table presents principal cash flows based on Management’s judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2006.

		Expected Maturity Date
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Investment Securities
Fixed rate	$10,497	$9,320	$11,265	$29,792	$27,910	$1,493	$90,277	$89,622
Average interest rate	5.24%	5.24%	5.23%	5.19%	5.18%	4.85%	5.16%
Variable rate	4,373	4,006	4,253	9,244	20,660	2,104	44,640	44,301
Average interest rate	4.74%	4.79%	5.48%	6.71%	6.95%	7.00%	6.35%
Loans
Fixed rate	28,061	9,779	13,053	213	1,172	51	52,329	52,862
Average interest rate	7.39%	8.40%	8.63%	7.73%	6.69%	5.75%	7.87%
Variable rate	528,857	283,904	64,390	2,674	8,993	433	889,251	889,251
Average interest rate	8.89%	8.83%	8.67%	8.88%	9.20%	9.04%	8.86%
Interest-bearing deposits with other banks
Variable rate	86	—	—	—	—	—	86	86
Average interest rate	2.65%	—	—	—	—	—	2.65%
Liabilities
Interest-bearing deposits and savings
Variable rate	156,523	—	—	—	—	—	156,523	156,523
Average interest rate	4.12%	—	—	—	—	—	4.12%
Time deposits	597,037	112,763	29,777	12,541	—	—	752,118	752,694
Average interest rate	5.31%	5.05%	5.31%	5.15%	—	—	5.26%
Variable rate short-term borrowings	6,551	—	—	—	—	—	6,551	6,551
Average interest rate	5.35%	—	—	—	—	—	5.35%
Variable rate long-term borrowings	—	—	—	—	—	97,022	97,022	96,453
Average interest rate	—	—	—	—	—	6.14%	6.14%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     The financial statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports that the Company files under the Exchange Act.
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
     The management of Integrity Bancshares, Inc. and subsidiary has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting met those criteria.
     Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting, which immediately follows.

/s/ Steven M. Skow

Steven M. Skow
President and Chief Executive Officer

/s/ Suzanne Long

Suzanne Long
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Integrity Bancshares, Inc.
Alpharetta, Georgia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Integrity Bancshares, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Integrity Bancshares, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Integrity Bancshares, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Integrity Bancshares, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on.
/s/ MAULDIN & JENKINS, LLC
Atlanta, Georgia
March 12, 2007
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     We have adopted a code of ethics applicable to all of its officers and employees, which was last revised in November, 2004. The revised code of ethics satisfies the criteria set forth in Item 406(b) of the SEC’s Regulation S-K. We believe that it promotes ethical conduct and prevents conflicts of interest. A copy of the code of ethics is posted on our Internet website at www.myintegritybank.com. If we make an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) to Item 406 of the SEC’s Regulation S-K we will post such information on our website. Additional information regarding the Company’s directors and executive officers is incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information relating to our 2003 Directors Stock Option Plan and our 2003 Stock Option Plan, which are our only equity compensation plans, as of December 31, 2006.

Equity Compensation Plan Table
	(a)	(b)	(c)
		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))

Equity compensation plans approved by security holders	1,511,466	$4.81	334,538
Equity compensation plans not approved by security holders	—	—	—

Total	1,511,466	$4.81	334,538

Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following exhibits, which include all financial statements filed as a part of this report, are filed as a part of or incorporated by reference in this report:

Exhibit
Number	Description
3.1	Articles of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on January 25, 2000 – File No. 333-95335)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on January 25, 2000 – File Nos. 333-95335)

10.1	Employment agreement with Steven M. Skow (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.2	2003 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.3	Amendment No. 1 to 2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-KSB for the period ended December 31, 2004 as filed with the SEC on March 30, 2005)*

10.4	Amendment No. 2 to 2003 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-KSB for the period ended December 31, 2004 as filed with the SEC on March 30, 2005)*

10.5	2003 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-QSB for the period ended June 30, 2003 as filed with the SEC on August 29, 2003)*

10.6	Amendment No. 3 to 2003 Stock Option Plan*

13.1	Integrity Bancshares, Inc. Financial Statements as of December 31, 2006

21	Subsidiaries of the Registrant

23	Consent of Mauldin & Jenkins, LLC

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC. (Registrant)
By:	/s/ Steven M. Skow
Steven M. Skow
President and Chief Executive Officer Date: March 13, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven M. Skow Steven M. Skow, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: March 13, 2007

/s/ Suzanne Long	Date: March 13, 2007
Suzanne Long, Senior Vice- President & C.F.O [Principal Financial Officer and Principal Accounting Officer]

/s/ Clinton M. Day	Date: March 12, 2007
Clinton M. Day, Director

/s/ Joseph J. Ernest	Date: March 12, 2007
Joseph J. Ernest, Director

/s/ Don C. Hartsfield	Date: March 13, 2007
Don C. Hartsfield, Director

/s/ Jack S. Murphy	Date: March 12, 2007
Jack S. Murphy, Director

/s/ Richard H. Peden, Sr.	Date: March 12, 2007
Richard H. Peden, Sr, Director

/s/ Charles J. Puckett	Date: March 12, 2007
Charles J. Puckett, Director

/s/ Gerald O. Reynolds	Date: March 12, 2007
Gerald O. Reynolds, Director

/s/Robert S. Wholey	Date: March 12, 2007
Robert S. Wholey, Director