Form 10-Q
period 2007-03-31
INTEGRITY BANCSHARES INC
filed 2007-05-10
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33005
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007: 15,511,014 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
(Dollars in thousands)	(Unaudited)	2006

ASSETS:
Cash and due from banks	$13,255	$5,719
Interest-bearing deposits in banks	114	85
Securities available for sale, at fair value	148,452	133,923
Restricted equity securities, at cost	4,717	1,727
Loans	997,396	941,580
Less: allowance for loan losses	(10,898)	(9,825)

Net loans	986,498	931,755

Premises and equipment	20,950	15,372
Other real estate owned	905	542
Bank owned life insurance	20,944	20,687
Other assets	16,756	15,011

Total assets	$1,212,591	$1,124,821

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits:
Noninterest-bearing demand	$15,937	$20,146
Interest-bearing:
Demand	128,527	125,446
Savings	35,729	31,963
Time, $100,000 and over	176,814	169,615
Other time	568,273	581,617

Total deposits	925,280	928,787

Federal funds purchased and repurchase agreements	77,341	46,551
Federal Home Loan Bank advances	60,000	5,000
Subordinated long-term debentures	52,022	52,022
Other liabilities	10,956	12,089

Total liabilities	1,125,599	1,044,449

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 15,511,014 and 14,764,538 shares issued and outstanding, respectively	64,195	60,723
Retained earnings	23,226	20,280
Accumulated other comprehensive loss	(429)	(631)

Total stockholders’ equity	86,992	80,372

Total liabilities and stockholders’ equity	$1,212,591	$1,124,821

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months
	ended March 31,
(Dollars in thousands, except share and per share amounts)	2007	2006

Interest income
Loans, including fees	$22,484	$15,573
Interest-bearing deposits in banks	2	1
Federal funds sold	20	91
Taxable investment securities	1,727	907

Total interest income	24,233	16,572

Interest expense
Time deposits, $100,000 and over	2,339	1,626
Other deposits	9,384	5,682
Federal Home Loan Bank advances	522	8
Other borrowings	631	33
Long-term debentures	976	390

Total interest expense	13,852	7,739

Net interest income	10,381	8,833
Provision for loan losses	1,073	1,291

Net interest income after provision for loan losses	9,308	7,542

Other income
Service charges on deposit accounts	18	20
Income from bank owned life insurance	258	—
Other operating income	86	110

Total other income	362	130

Other expense
Salaries and employee benefits	2,839	2,310
Occupancy and equipment expenses	637	501
Other operating expenses	1,556	1,286

Total noninterest expense	5,032	4,097

Income before income taxes	4,638	3,575

Income tax expense	1,692	1,398

Net income	$2,946	$2,177

Other comprehensive income

Unrealized gains (losses) on securities available-for- sale arising during period, net of tax	203	(207)

Comprehensive income	$3,149	$1,970

Basic earnings per common share	$.19	$.15
Diluted earnings per common share	$.18	$.14
Cash dividends per common share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months
	ended March 31,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income	$2,946	$2,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	392	152
Stock compensation	172	244
Increase in interest receivable	(1,381)	(392)
Increase in interest payable	1,526	1,345
Excess tax benefits from exercise of options	(1,308)	—
Provision for loan losses	1,073	1,291
Income from bank owned life insurance	(258)	—
Net gains on sales of premises and equipment	(39)	(32)
Net loss on sale of other real estate	2	—
Net other operating activities	(1,553)	(1,322)

Net cash provided by operating activities	1,572	3,463

Cash flows from investing activities:

Net (increase) decrease in interest-earning deposits in banks	(29)	8
Net decrease in federal funds sold	—	5,325
Proceeds from maturities and paydowns of securities available-for-sale	3,942	2,918
Purchases of restricted equity securities	(2,990)	(613)
Purchases of securities available for sale	(18,484)	(11,541)
Net loans made to customers, net of principal collected on loans	(56,266)	(120,720)
Purchases of premises and equipment	(5,792)	(863)

Net cash used in investing activities	(79,619)	(125,486)

Cash flows from financing activities:

Net (decrease) increase in noninterest-bearing deposits	(4,210)	4,395
Net increase in interest-bearing deposits	703	91,729
Net increase in federal funds purchased and repurchase agreements	30,790	—
Proceeds from exercise of stock options	1,992	564
Excess tax benefits from exercise of options	1,308	—
Net increase in Federal Home Loan Bank advances	55,000	27,836

Net cash provided by financing activities	85,583	124,524

Net increase in cash and due from banks	7,536	2,501
Cash and due from banks at beginning of period	5,719	5,068

Cash and due from banks at end of period	$13,255	$7,569

Supplemental disclosures of cash paid during the period:
Interest	$12,326	$6,394
Income taxes	$312	$638

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$447	$1,215

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION
     Integrity Bancshares, Inc. (the “Company), prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
     The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.
     The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	ACCOUNTING POLICIES
     The Company’s accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 3.	STOCK COMPENSATION PLANS
     As of March 31, 2007, the Company has two stock-based compensation plans that allow for grants of incentive stock options and nonqualified stock options. Our stock-based compensation plans are described in Note 8 of our financial statements included in our last annual report on Form 10-K. The compensation cost charged against income for the Company’s stock option plans was $172,000 and $244,000 for the three months ended March 31, 2007 and 2006, respectively. Income tax benefits recognized for the three month periods were $39,000 and $56,000, respectively.

     The following table shows option activity of the Employee Plan for the first quarter of 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2006	1,214,466	$4.89
Granted	—	—
Exercised	(738,466)	2.58
Forfeited	—	—

Outstanding at March 31, 2007	476,000	$8.46	7.86	$1,964

Exercisable at March 31, 2007	259,255	$5.95	7.25	$1,679

     Cash received from the exercise of options was $1,905,000 and $255,000 for the three months ended March 31, 2007 and 2006, respectively. Total intrinsic value of options exercised was $8.0 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.
     There were no options granted in the first quarter of 2007. The weighted average fair value of options granted in the first quarter of 2006 was $5.86.
     The following table shows option activity of the Director Plan for the first quarter of 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2006	297,000	$4.52
Granted	—	—
Exercised	(8,000)	11.00
Forfeited	—	—

Outstanding at March 31, 2007	289,000	$4.34	6.5	$2,312

Exercisable at March 31, 2007	289,000	$4.34	6.5	$2,312

     Cash received from the exercise of options was $88,000 and $309,000 for the three months ended March 31, 2007 and 2006, respectively. Total intrinsic value of options exercised was $21,000 and $1 million for the three months ended March 31, 2007 and 2006, respectively
     There were no options granted under the Director Plan during the quarters ended March 31, 2007 or 2006.

NOTE 4.	EARNINGS PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2007	2006

Basic Earnings Per Share:
Weighted average common shares outstanding	15,274,312	14,456,382

Net income	$2,945,606	$2,176,983

Basic earnings per share	$0.19	$0.15

Diluted Earnings Per Share:
Weighted average common shares outstanding	15,274,312	14,456,382
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	694,969	1,217,178

Total weighted average common shares and common stock equivalents outstanding	15,969,281	15,673,560

Net income	$2,945,606	$2,176,983

Diluted earnings per share	$0.18	$0.14

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. This statement is effective January 1, 2008 for calendar year companies. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

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
Forward Looking Statements
     Certain of the statements made in this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words, such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “project,” “forecast,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
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
Critical Accounting Policies
     The Company’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by Public Company Accounting Oversight Board and conform to general practices within the banking industry. Its significant accounting policies are described in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
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
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. During the first quarter of 2007, the bank experienced an approximate $70 million increase in average net loan growth and $20 million increase in average investment portfolio growth. During this same period, core deposit growth was approximately $20 million, and management elected, due to pricing considerations, not to gather wholesale deposits to fund the $70 million difference. The $70 million growth difference was funded with debt at a more favorable cost structure than wholesale deposits. Since we chose to use available credit lines as opposed to additional wholesale deposits to fund the additional growth, liquidity was negatively affected. However, as of March 31, 2007, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.
     Trust preferred securities of the Company totaled $34 million at March 31, 2007, of which approximately $29 million qualified as Tier I Capital for regulatory purposes. The remainder qualified as Tier II capital. Additionally, the bank has $18 million of subordinated debentures that are also counted as Tier II capital.
     At March 31, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis were as follows:

			Minimum
	Actual		Regulatory
	Consolidated	Bank	Requirement*
Leverage capital ratios	10.10%	9.86%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.97	9.73	6.00
Total capital	12.78	12.21	10.00

*	The percentages listed as the “Minimum Regulatory Requirement” are required to maintain a “well-capitalized” status.
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

(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter

Demand and Savings	$180,193	$—	$—	$—	$—	$—

Time Deposits	503,553	199,569	25,614	6,846	6,770	2,735

FHLB Advances	25,000	—	—	—	—	35,000

Other borrowed funds	32,341	—	—	—	—	45,000

Long-term debentures	—	—	—	—	—	52,022
Commitments to customers under lines and letters of credit	325,550	—	—	—	—	—

Commitments under lease agreements	34	—	—	—	—	—

	$1,066,671	$199,569	$25,614	$6,846	$6,770	$134,757
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
Financial Condition
     Our total assets grew $87.8 million, or 8%, in the first quarter of 2007 to $1.2 billion. Most of this growth was attributed to an increase in loans of $55.8 million, or 5.9%, to $997.4 million at quarter end. Loan growth consisted mainly of residential and commercial construction loans, which made up $33.1 million and $17.8 million of the growth, respectively. While our net increase in loans in the past has typically been stronger than this, our loan portfolio has grown to a level where it takes a significant amount of new loan production to offset maturities and payoffs, even before we add growth. Despite rumors of a slumping real estate market, our new loan production has not reflected a significant slowdown to date. The reason for this is most likely that we are located in an area of metro Atlanta that is continuing to grow at a strong pace. Our two new loan production offices are not even up to full speed yet. As these offices become more established we believe that they will increase our loan production. We are constantly searching for additional strong lending talent to help us continue our organic growth plans.
     We purchased $21 million of investment securities during the quarter for a total of $153 million at March 31, 2007. Fixed assets also increased significantly, $5.6 million, due to the purchase of the Bank’s administrative building, previously leased, which houses the accounting, loan operations, and executive offices of the Company.
     Deposits decreased $3.5 million during the current quarter to $925 million, due to a decline in non-interest-bearing demand deposits. Commercial checking accounts tend to be more volatile than consumer accounts simply due to the nature of business cycles. Based on average demand deposits, the balances have been very consistent over the past year. Time deposits and other interest-bearing deposits remained basically unchanged this quarter at $909 million compared to $908 million at December 31, 2006. This lack of growth was largely due to an effort by management to lower our cost of funds by taking advantage of other attractively-priced funding sources. Subsequently, other borrowed funds increased $85.8 million to fund asset growth. These funding sources included Federal Home Loan Bank advances, structured repurchase agreements and federal funds purchased. Total deposits at March 31, 2007 included $223 million of brokered time deposits, down $26 million from December 31, 2006. The majority of this decrease was due to pre-paying some of the higher priced brokered deposits prior to maturity in order to redirect those funding sources to lower-priced other borrowings. Our ratio of gross loans to deposits and other borrowings was 92% at March 31, 2007, down from 94% at December 31, 2006.
     Other assets increased $2.2 million during the first quarter of 2007, primarily due to increases in accrued interest receivable of $1.4 million. Other liabilities decreased $1.1 million in the first three months, mainly due to the offsetting of a deferred gain on sale of bank property with the costs of re-purchasing the property, as discussed above. Total equity increased $6.6 million largely due to year-to-date net income of $2.9 million, paid-in capital from the exercising of stock options of $2.0 million, paid-in capital from share-based payment expense of $1.3 million, and an after-tax decrease in the unrealized loss on securities available-for-sale of $203,000.
     The following table details selected components of the Company’s average balance sheets for the current period and the same period last year to illustrate the resulting change over the past year:

	March 31,		%
(In thousands)	2007	2006	Change

Total investment securities	$135,913	$75,181	80.8%
Loans, net	956,115	699,534	36.7
Earning assets	1,104,329	789,750	39.8
Total assets	1,154,427	811,809	42.2

Non-interest-bearing deposits	16,519	14,851	11.2
Interest-bearing deposits	895,710	696,931	28.5
Borrowed funds	146,859	23,285	530.7
Total interest-bearing liabilities	1,059,088	735,067	44.1
Total equity	84,530	68,385	23.6

Asset Quality
     There was an increase in nonaccrual loans of $6.7 million during first quarter 2007. The increase consisted of eleven loans ranging from $56,500 to $3.5 million. We believe that all eleven loans are well secured by real estate. Since March 31st, we have foreclosed on collateral securing a $4.7 million loan included in the loans that were classified nonaccrual in the fourth quarter of 2006. The property is under contract and, if the sale goes through according to the contract, we will be able to satisfy the full balance of the loans, as well as record a $300,000 gain on the sale of other real estate. Total nonaccrual loans were $20.1 million at the end of March 2007 compared to $277,000 at March 31, 2006. Additionally, loans past due 30 days and still accruing interest increased during the current quarter to a total of $74.1 million, which represents 7.4% of the loan portfolio compared to .26% at December 31, 2006. The increase was due primarily to the delinquent status of a group of loans to various entities that are controlled by a single guarantor. Management believes these particular loans are well collateralized and that no material loss will ultimately be realized on them. However, if payments on these loans are not received in the near future, we may have to take a substantial loan loss provision. If foreclosure becomes necessary, resolution through this process will take a considerable amount of time.
     There were no loans past due ninety days or more and still accruing interest at March 31, 2007. The addition to the allowance for loan loss for first quarter was $1.1 million. Although we may have to make additional provisions as outlined above, management believes the total of $10.9 million in the allowance for loan losses at March 31, 2007, or 1.09% of total outstanding loans, is adequate to absorb risks in the portfolio. The allowance for loan losses has been increased as a percentage of total loans over the past year from .87% at March 31, 2006 to address the increase in potential problem loans. Our charge-off history remains very good with no charge-offs in the past twelve months. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

     Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2007 and 2006, is as follows:

	March 31,
(Dollars in Thousands)	2007	2006
Nonaccrual loans	$20,061	$277
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	388	5,635
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	397	24
Interest income that was recorded on nonaccrual and restructured loans	0	0
     Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. There are also currently $74.1 million in loans past due between 30 and 90 days that were not classified as potential problem loans at March 31, 2007. If payment on these loans is not received by mid-May then potential problem loans will increase substantially as will loan loss provision expense and the allowance for loan losses.
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
     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Except as discussed above, management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.
Results of Operations for the Three Months Ended March 31, 2007 and 2006
     Our net income for the first quarter of 2007 was $2.9 million, or $0.18 per diluted share. This reflected an increase of 35.3% over first quarter 2006 net income of $2.2 million. Diluted earnings per share increased 28.6% over last year’s first quarter diluted earnings per share of $0.14. Net interest income for the first quarter of 2007 was $10.4 million, an increase of 17.5% over same period last year. The increase in net interest income was due to a combination of the growth in both the loan and investment portfolios, as well as an increase in the prime rate in the second quarter of 2006. The average balance of loans and investments grew $260 million and $60 million, respectively, from March 31, 2006 to March 31, 2007, and the yield on earning assets increased to 8.90% from 8.49% quarter over quarter. Offsetting a portion of the increase in interest income was an increase in our cost of funds. Rising interest rates have also resulted in higher priced funding vehicles, causing our cost of funds to increase to 5.39% in first quarter 2007 from 4.36% in first quarter 2006. The 103 basis point increase in our interest expense far outpaced the 41 basis point increase in our interest income, and the result was a decline in our net interest margin to 3.81% for first quarter 2007 from 4.53% for first quarter 2006. While our net interest margin has declined since first quarter 2006, it actually stabilized in first quarter 2007 compared to the 3.82% margin for fourth quarter 2006. Our use of alternative funding has helped in this effort to mitigate the pressure on the net interest margin. We do plan to continue our efforts to grow core deposits, as well, which would also contribute to funding without higher costs.

     The provision for loan losses, at $1.1 million for the first quarter of 2007, decreased by $217,978 compared to the same period in 2006. This decrease is due primarily to slower growth in the gross loan portfolio of $55.8 million in the first quarter of 2007, vs. $119.3 million in the first quarter of 2006. There have been no charge-offs during first quarter 2007.
Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ending March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2007	2006
Average amount of loans outstanding	$966,228	$705,323

Balance of allowance for loan losses at beginning of period	$9,825	$5,612

Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	160
Installment	0	0

	0	160

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net charge-offs	0	160

Additions to allowance charged to operating expense during period	1,073	1,291

Balance of allowance for loan losses at end of period	$10,898	$6,743

Ratio of net loans charged off during the period to average loans outstanding	0%	0.02%

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made we assign a loan grade. Each loan grade is assigned an allowance percentage based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, our loan loss experience, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans, and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program.

Non-interest Income
     Noninterest income increased in the first quarter of 2007 compared to the same period in 2006 by $232,000, due to the income on $21 million of bank owned life insurance (BOLI), which wasn’t purchased until second quarter of 2006. The total increase in value of the BOLI in first quarter was $258,000 and was offset by the fact there was no rental income in this period while there was $45,000 of rental income in the first quarter of 2006. Space that was previously sublet in the administrative building was renovated in fourth quarter 2006 to house the growing loan operations functions of the Bank, as well as the executive offices of the Company. Other fee income, including ATM network fees, official check fees, and wire transfer fees, increased $14,000 quarter over quarter.
Noninterest Expenses
     Noninterest expenses increased in the first quarter of 2007 compared to the same period in 2006 by $935,000, due to increased salaries and employee benefits of $529,000, increased occupancy and equipment expenses of $136,000, and increased other operating expenses of $270,000. Salaries and employee benefits increased primarily due to an increase in the number of full time equivalent employees to 81 at March 31, 2007, from 67 at March 31, 2006, and to normal annual salary increases. The increase in the number of employees was to support our strong overall growth and to staff a new branch financial center that opened in August 2006 and a new loan production office that opened in December 2006. The increase in occupancy and equipment expense was also due to those same factors, as well as increased costs (approximately $40,000) related to monthly service contracts for our upgraded video conferencing system. The largest increases in current other noninterest expenses over the same period in 2006 consisted of legal fees related to loan collection efforts of $117,000, non-profit contributions of $118,000, marketing and advertising expenses of $59,000, data processing expenses of $43,000, and audit and exam fees of $34,000. The increase in non-profit contributions was a direct function of the bank’s policy to tithe 10% of its prior-year net income, donating these funds to our Foundation that contributes to faith-based, military, and humanitarian organizations in our community and world-wide. Other expense increases were largely growth-related as we continue to build our organization. Offsetting these increases was a decrease related to expenses of other real estate owned of $66,000. This decrease was mainly due to a loan that had been moved to other real estate in January 2006 and the expenses related to the foreclosure and efforts to sell the property. Although we currently have several properties held in other real estate, the expenses related to them were either paid in late 2006 or will be paid when incurred later in 2007.
     The Company recorded income tax expense of $1.7 million in the first quarter of 2007 compared to $1.4 million in the first quarter of 2006. The rate of tax as a percentage of pretax income was 36.5% for 2007 and 39.1% for 2006. The decrease in the effective tax rate is due to the income related to bank owned life insurance, which is not taxed.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Based upon an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K covering the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company did not sell equity securities during the first quarter of 2007 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the first quarter of 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the first quarter of 2007.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
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

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: May 8, 2007	BY: /s/ Steven M. Skow
Steven M. Skow, President and C.E.O.
(Principal Executive Officer)

DATE: May 8, 2007	BY: /s/ Suzanne Long
Suzanne Long, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)