Form 10-Q
period 2007-06-30
INTEGRITY BANCSHARES INC
filed 2007-09-14
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 5, 2007: 15,511,014 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
(Dollars in thousands)	(Unaudited)	2006

ASSETS:
Cash and due from banks	$3,963	$5,719
Interest-bearing deposits in banks	506	85
Securities available for sale, at fair value	150,129	133,923
Restricted equity securities, at cost	5,392	1,727
Loans	1,026,796	941,580
Less: allowance for loan losses	(24,445)	(9,825)

Net loans	1,002,351	931,755

Premises and equipment	21,510	15,372
Other real estate owned	6,978	542
Bank owned life insurance	21,204	20,687
Deferred taxes	4,940	5,442
Other assets	25,174	9,569
Total assets	$1,242,147	$1,124,821

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits:
Noninterest-bearing demand	$16,446	$20,146
Interest-bearing:
Demand	113,466	125,446
Savings	32,718	31,963
Time, $100,000 and over	195,249	169,615
Other time	634,512	581,617

Total deposits	992,391	928,787

Federal funds purchased and repurchase agreements	50,589	46,551
Federal Home Loan Bank advances	75,000	5,000
Subordinated long-term debentures	52,022	52,022
Other liabilities	18,285	12,089

Total liabilities	1,188,287	1,044,449

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 15,511,014 and 14,764,538 shares issued and outstanding, respectively	64,253	60,723
Accumulated (deficit) earnings	(8,691)	20,280
Accumulated other comprehensive loss	(1,702)	(631)

Total stockholders’ equity	53,860	80,372

Total liabilities and stockholders’ equity	$1,242,147	$1,124,821

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands, except share and per share amounts)	2007	2006	2007	2006

Interest income
Loans, including fees	$19,597	$17,966	$42,081	$33,539
Interest-bearing deposits in banks	6	1	8	2
Federal funds sold	2	137	22	228
Taxable investment securities	2,032	1,161	3,759	2,068

Total interest income	21,637	19,265	45,870	35,837

Interest expense
Time deposits, $100,000 and over	2,568	1,963	4,907	3,590
Other deposits	9,823	6,980	19,207	12,660
Federal Home Loan Bank advances	906	16	1,428	24
Other borrowings	806	25	1,437	58
Long-term debentures	986	504	1,962	894

Total interest expense	15,089	9,487	28,941	17,226

Net interest income	6,548	9,778	16,929	18,611

Provision for loan losses	48,415	848	49,488	2,139

Net interest income (loss) after provision for loan losses	(41,867)	8,930	(32,559)	16,472

Other income
Service charges on deposit accounts	19	21	37	41
Income from bank owned life insurance	259	171	517	171
Other operating income	131	161	217	270

Total other income	409	353	771	482

Other expense
Salaries and employee benefits	2,468	2,525	5,307	4,835
Occupancy and equipment expenses	579	651	1,216	1,152
Other operating expenses	1,936	1,548	3,492	2,833

Total other expense	4,983	4,724	10,015	8,820

Income (loss) before income taxes (benefits)	(46,441)	4,559	(41,803)	8,134

Income tax expense (benefit)	(14,524)	1,778	(12,832)	3,176

Net income (loss)	$(31,917)	$2,781	$(28,971)	$4,958

Other comprehensive income (loss)
Unrealized losses on securities available-for- sale arising during period, net of tax benefit	(1,274)	(788)	(1,071)	(995)

Comprehensive income (loss)	(33,191)	1,993	(30,042)	3,963

Basic earnings (loss) per common share	$(2.06)	$.19	$(1.88)	$.34
Diluted earnings (loss) per common share	$(2.06)	$.18	$(1.88)	$.32
Dividends per share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months
	ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income (loss)	$(28,971)	$4,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion and amortization	654	265
Stock compensation	229	485
Increase in interest receivable	(931)	(1,562)
Increase in interest payable	2,469	2,290
Excess tax benefits from exercise of options	(1,308)	(535)
Provision for loan losses	49,488	2,139
Income from bank owned life insurance	(517)	(171)
Net gains on sales of premises and equipment	(39)	(137)
Net (gains) losses on sale of other real estate	(22)	142
Write-downs of other real estate	25	160
Net other operating activities	(8,576)	(1,958)

Net cash provided by operating activities	12,501	6,076

Cash flows from investing activities:

Net increase in interest-earning deposits in banks	(421)	(14)
Net decrease in federal funds sold	—	6,243
Proceeds from maturities and paydowns of securities available-for-sale	10,203	7,269
Purchases of restricted equity securities	(3,664)	(1,738)
Purchases of securities available for sale	(28,272)	(30,835)
Purchase of bank owned life insurance	—	(20,000)
Net loans made to customers, net of principal collected on loans	(128,953)	(164,689)
Purchases of premises and equipment	(6,610)	(1,663)
Proceeds from sale of other real estate	2,518	1,073

Net cash used in investing activities	(155,199)	(204,354)

Cash flows from financing activities:

Net (decrease) increase in noninterest-bearing deposits	(3,700)	2,561
Net increase in interest-bearing deposits	67,304	133,955
Net increase in federal funds purchased and repurchase agreements	4,038	8,375
Proceeds from exercise of stock options	1,992	850
Excess tax benefits from exercise of options	1,308	535
Net increase in Federal Home Loan Bank advances	70,000	25,000
Issuance of subordinated debt	—	27,836

Net cash provided by financing activities	140,942	199,112

Net (decrease) increase in cash and due from banks	(1,756)	834
Cash and due from banks at beginning of period	5,719	5,068

Cash and due from banks at end of period	$3,963	$5,902

Supplemental disclosures of cash paid during the period:
Interest	$26,472	$14,937
Income taxes	$1,310	$3,952

Supplemental disclosures of noncash investing activities:
Transfer of loans to other real estate owned	$8,868	$1,375

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     Integrity Bancshares, Inc. (the “Company), prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature, with the exception of the adjustments related to the additions to the allowance for loan losses and the charge-offs realized during the period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
     The Company operates through one segment, providing a full range of banking services to individual and corporate customers through its subsidiary bank.
     The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
NOTE 2. ACCOUNTING POLICIES
     The Company’s significant accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 3. STOCK COMPENSATION PLANS
     On March 21, 2007, the Company adopted its 2007 Omnibus Stock Ownership and Long Term Incentive Plan reserving 1,000,000 shares of common stock for issuance under the plan, which was approved by the Company’s stockholders on May 16, 2007. Options that were outstanding under the prior 2003 Stock Option Plan remain valid, although no new options will be granted under the old plan. The new Plan allows for grants of incentive stock options, nonqualified stock options, and restricted stock. Our new stock-based compensation plan is described in the 2007 Proxy Statement, and a copy of the full text of the 2007 Plan is attached to the same Proxy Statement as Appendix D.
     The compensation cost charged against income for the Company’s stock option plans was $258,000 and $485,000 for the six months ended June 30, 2007 and 2006, respectively. Income tax benefits recognized for the six-month periods were $41,000 and $181,000, respectively.

     The following table shows option activity of the employee options as of and for the six months ended June 30, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2006	1,214,466	$4.89
Granted	—	—
Exercised	(738,466)	2.58
Forfeited	(15,000)	11.00

Outstanding at June 30, 2007	461,000	$8.38	7.60	$607

Exercisable at June 30, 2007	272,089	$6.24	7.08	$554

     Cash received from the exercise of employee options was $1.9 million and $328,000 for the six months ended June 30, 2007 and 2006, respectively. Total intrinsic value of employee options at exercise date was $8.0 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
     There have been no employee options granted to date in 2007. The weighted average grant-date fair value of employee options granted for the six months ended June 30, 2006 was $4.96.
     In addition to the 2003 employee option plan and the 2007 Omnibus Plan we also have a director stock option plan that was adopted in 2003. The following table shows option activity of the director options as of and for the six months ended June 30, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2006	297,000	$4.52
Granted	—	—
Exercised	(8,000)	11.00
Forfeited	—	—

Outstanding at June 30, 2007	289,000	$4.34	6.20	$937

Exercisable at June 30, 2007	289,000	$4.34	6.20	$937

     Cash received from the exercise of director options was $88,000 and $418,750 for the six months ended June 30, 2007 and 2006, respectively. Total intrinsic value of director options at exercise date was $21,000 and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.
     There were no director options granted during the six-month periods ended June 30, 2007 or 2006.

NOTE 4. EARNINGS (LOSS) PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	15,511,014	14,607,842	15,393,317	14,532,423

Net income (loss)	$(31,916,624)	$2,780,953	$(28,971,018)	$4,957,936

Basic earnings (loss) per share	$(2.06)	$0.19	$(1.88)	$0.34

Diluted Earnings (Loss) Per Share:
Weighted average common shares outstanding	15,511,014	14,607,842	15,393,317	14,532,423
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	629,831	—	923,505

Total weighted average common shares and common stock equivalents outstanding	15,511,014	15,237,673	15,393,317	15,455,928

Net income (loss)	$(31,916,624)	$2,780,953	$(28,971,018)	$4,957,936

Diluted earnings (loss) per share	$(2.06)	$0.18	$(1.88)	$0.32

NOTE 5. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should use fair value measurements in accordance with US GAAP for recognition and disclosure. SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under US GAAP, along with expanding disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company’s own data). SFAS No. 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company has not elected to early adopt the provisions of these statements.
     In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with early adoption allowed. The adoption of this interpretation did not have a material impact on the financial condition or the results of operations of the Company.

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
Overview
     We incurred substantial losses during the second quarter of 2007, resulting in a net loss of $31.9 million. The losses incurred were primarily due to the deteriorating situation involving a group of loans to various entities that were associated with or controlled by a single guarantor totaling approximately $83 million, which was disclosed in a previous filing. The majority of the additional provision for loan losses was attributed to the $31 million charge-off relating to this one relationship. As a result of the identification of deterioration in this relationship, we commenced a review of our allowance for loan losses, our loan evaluation procedures and other internal loan practices. The review identified material weaknesses in the systems we maintain to identify, administer and collect problem credits. As a result, we enhanced our risk rating methodology and, based on the new ratings system, re-graded and re-evaluated the entire loan portfolio with the assistance of an independent third-party consultant. We delayed the filing of this Form 10-Q until the completion of that process. In summary, the review resulted in an additional provision for loan losses of $14.3 million. More detailed discussion on the $31 million charge-off and on the subsequent review and its resulting loan loss provision is included in the Asset Quality and Allowance for Loan Losses sections of this report. The quarterly net loss resulted in a decrease in capital to $54 million at June 30, 2007 compared to $80 million at December 31, 2007. Consequently, the Bank’s total capital to risk-weighted assets ratio fell under the 10% requirement to be a “well-capitalized” Bank. At June 30, 2007 the Bank’s ratio was 9.68%, which reflects an “adequately-capitalized” status. We believe the Bank will be able to return to a “well-capitalized” status in the near future. Further detail about capital is included in the Liquidity and Capital Resources section below.

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
     Allowance for loan losses. The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. We have used a long-time industry-accepted risk rating methodology model since our inception. We are currently in the process of developing and implementing a revised methodology as required by all financial institutions, which we anticipate being in place by December 31, 2007. The primary difference in the new required methodology is the absence of industry standard reserve percentages, mainly as it relates to impaired loans.
     The Bank’s loans are assigned a risk rating on a nine point scale. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. The risk ratings are based on the borrowers’ credit risk profile, considering factors such as debt service history and capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), and collateral position. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Loss percentage factors are based on actual loss experience, industry averages, and include qualitative factors. The loss percentage factors consider the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default are based on industry data. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, growth in the loan portfolio, levels of classified loans, experience of loan officers in each of our branches, as well as current economic conditions that would have an affect on specific loans. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
     Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from the loan committee and/or the Board of Directors depending on the size and type of credit. Ratings on our loans with balances over $1 million, loans past due over 30 days, and other specially selected loans are re-evaluated at least annually in connection with the loan review process. Typically over 60% of the entire loan portfolio is reviewed in this process.
     Impaired Loans. Management considers a loan to be impaired when the collectibility of all amounts due according to the contractual terms of the loan agreement is not probable, and has consisted primarily of nonaccrual loans in the past. A significant amount of our impaired loans are collateral dependent. The impairment on the majority of these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral while impairment on smaller balance homogeneous pools of loans is based upon other experience and qualitative factors. The actual losses on these loans could differ significantly if the fair value of the collateral is different from the estimates used in determining the impairment. The majority of our impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser. We have obtained or are in the process of obtaining current appraisals on all significant impaired loans. Management also considers other qualitative factors and recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.

     Unallocated Loss Factors. The unallocated portion of our allowance considers current economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards. Certain macro-economic factors and changes in business conditions and developments could have a material impact on the collectibility of the overall portfolio. This would impact the allowance for loan losses and corresponding credit costs. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay.
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. During the second quarter of 2007, the Bank experienced an approximate $72 million increase in total loans, and a $2.4 million increase in its investment portfolio. During this same period, core deposits remained steady, and management elected, due to pricing considerations, to obtain wholesale deposits to fund these additional assets. As of June 30, 2007, our overall liquidity levels, as determined by internal policy, were satisfactory.
     Trust preferred securities of the Company totaled $34 million at June 30, 2007, of which approximately $18 million qualified as Tier I Capital for regulatory purposes. The remainder qualified as Tier II capital. Additionally, the Bank has $18 million of subordinated debentures that also qualified as Tier II capital.
     At June 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and bank-only basis were as follows:

			Minimum
			Regulatory
	Actual		Requirement
				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
			Adequacy	Action
	Consolidated	Bank	Purposes	Provisions

Leverage capital ratios	5.97%	6.63%	4.00%	5.00%
Risk-based capital ratios:
Tier 1 capital	6.23	6.91	4.00	6.00
Total capital	10.22	9.68	8.00	10.00
     During the second quarter of 2007 our capital ratios declined significantly as a result of the large loan loss provision we recorded. While the Bank’s ratios were still above levels required to be considered “adequately-capitalized” at June 30, 2007, it is imperative that we monitor them closely in order to avoid falling below the minimum regulatory requirements in future quarters. An impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances and unsecured federal funds credit lines, and could further tighten our liquidity through damages to our reputation in our deposit service areas. As an “adequately-capitalized” bank, we would be required to obtain a waiver to accept or replace maturing brokered deposits. We anticipate strengthening our capital position through sales of additional common stock. We will also limit future asset growth, or even shrink our assets in order to maintain appropriate regulatory capital levels. Our efforts, however, may be unsuccessful. Even if we are able to implement steps to improve our capital position, these steps could be offset by further increases in our allowance for loan losses which would be required if we experience further deterioration in our loan portfolio.

Commitments and Contractual Obligations
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
     The following table reflects a summary of our commitments to extend credit, commitments under contractual leases and building contracts, as well as our contractual obligations, consisting of deposits, FHLB Advances and borrowed funds, by contractual maturity date:

(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter

Demand and Savings	$162,630	$—	$—	$—	$—	$—

Time Deposits	401,647	384,446	26,380	7,484	6,621	3,183

FHLB Advances	25,000	—	—	15,000	—	35,000

Other borrowed funds	5,589	—	—	—	—	45,000

Long-term debentures	—	—	—	—	—	52,022
Commitments to customers under lines and letters of credit	67,194	181,901	48,692	11,990	18	99

Commitments under lease agreements	41	61	31	—	—	—
Commitments under building contracts	321

	$662,422	$566,408	$75,103	$34,474	$6,639	$135,304

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, particularly in light of the recent slowdown in real estate development, the total commitment amounts do not necessarily represent future cash requirements, and management believes that it would be highly unlikely that all commitments would be drawn upon simultaneously. Historically, the total amount of commitments outstanding to customers under lines and letters of credit has remained stable, although, because our loan production has begun to slow in recent months, it is more likely that this total commitment amount will decline. The impact of this slowdown will most likely affect loan growth in the next few quarters. Management is closely monitoring loan growth in an effort to return to a “well-capitalized” financial institution.
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
Financial Condition
     Total assets increased 10.43% in the first six months of 2007 to $1.2 billion. Total loans grew by $85 million, or 9.1%, to $1.0 billion during the same period. Net loan growth was $16 million during the second quarter. Loan production has slowed significantly this quarter compared to previous quarters. Total loans were offset by charge-offs of $34.9 million, primarily relating to the loan situation discussed above. The charged-off loans consisted of $17.1 million of commercial loans and $17.8 million of real estate-secured loans. Investment securities have increased 12.1% this year through June 30 to a total of $150 million, and fixed assets increased $6.1 million to $21.5 million.
     The increase in fixed assets this year was due to the purchase of the Bank’s administrative building and the construction costs of the new financial center opening in the third quarter of 2007. Additional costs to complete the financial center were estimated to be $321,000 at June 30, 2007. Other assets increased $15.6 million during the first six months of the year, mainly due to an increase in income taxes receivable which is directly related to the additional charge-offs. As a result of the net loss realized this quarter, we recorded federal and state income tax receivables totaling $16.3 million on a consolidated basis. Other real estate owned increased $6.4 million during the current six-month period. Most of the increase was attributed to property from one loan of $4.7 million which we subsequently sold in August 2007, recording a gain on the sale of $58,000. The balance in other real estate at June 30, 2007 was $6.9 million and, excluding the $4.7 million property, consisted of 17 properties ranging from $35,000 to $536,000 in carrying values. Previously held foreclosed properties that consisted of residential properties have been generally sold in a relatively short period of time with little or no losses. However, foreclosed development lots have been slower to liquidate. As of June 30, 2007 other real estate held included $1.2 million in 40 development lots.
     Deposits grew $67 million during the second quarter to $992 million at June 30, 2007. This increase was attributed to time deposits which grew $85 million, and was partially offset by decreases in interest-bearing demand deposits of $15 million and savings accounts of $3 million comparing June 30 balances to March 31, 2007 totals. Total deposits at June 30, 2007 increased $64 million since December 31, 2006 and included $273 million of brokered time deposits, up $24 million from year end. Other funding sources have also increased since year end, primarily Federal Home Loan Bank (“FHLB”) advances, which have increased $70 million to fund asset growth. While $50 million of these advances were longer-term in nature, the remaining $20 million in overnight borrowings could be called by the FHLB due to the Bank’s failure to maintain a “well-capitalized” status. However, subsequent to June 30, 2007, these overnight borrowings were paid off due to increased time deposit growth. Our ratio of gross loans to deposits and other borrowings was 87.8% at June 30, 2007, down from 91.2% at December 31, 2006. The decrease was due, in part, to the loans that were charged off this quarter.
     Other liabilities increased $6.2 million comparing June 30, 2007 to December 31, 2006, mainly due to the timing of payments due to participating banks on purchased loans at the end of June. Payments totaling approximately $6.5 million were made in early July to participant banks. Total equity decreased $27 million this year due to the net loss of $29 million, an after-tax increase in the unrealized loss on securities available-for-sale of $1.1 million, offset by increases in common stock from the exercising of stock options of $2.0 million, tax benefit from the exercises of stock options of $1.3 million and $229,000 of increases in common stock related to stock compensation expense.
     The following table details selected components of our average balance sheets for the current quarter and the same period last year to illustrate the resulting change over the past twelve months. Although our total average equity increased, our actual shareholders’ equity at June 30, 2007 was 25% below our shareholders’ equity at June 30, 2006 as a result of the additional $48 million loan loss provision recorded in June 2007. Since the provision was made at the end of the second quarter of 2007, it had little impact on the average balance for the quarter.

	June 30,		%
(Dollars in thousands)	2007	2006	Change

Total investment securities	$157,859	$92,548	70.6%
Loans, net	1,012,682	764,374	32.5
Earning assets	1,182,603	877,180	34.8
Total assets	1,239,013	911,946	35.9

Non-interest-bearing deposits	16,651	14,673	13.5
Interest-bearing deposits	935,395	779,639	20.0
Borrowed funds	188,164	37,136	406.7
Total funds	1,140,210	831,448	37.1

Total equity	88,536	71,106	24.5

Asset Quality
     We experienced deterioration in our loan portfolio which led to significant provisions and charge-offs in the second quarter 2007. As previously disclosed in earlier filings, a group of related loans totaling approximately $83 million became 90 days delinquent for the first time mid-second quarter. A significant portion of the total relationship became impaired with respect to our ability to fully recover on principal and interest in accordance with the loans’ contractual terms. As a result of a total assessment of the relationship, including the collateral pledged, $42 million of these loans were reclassified to nonaccrual status in June 2007, and we added $33.3 million to the allowance for loan losses and wrote the loans down by $31 million. We are seeking to take possession of collateral that secures a large majority of these loans. If possession is obtained, the properties would be recorded at the lower of carrying value or their fair value less estimated selling costs. No additional material adjustments are anticipated in this regard. We would seek to liquidate the collateral as quickly as possible. Additional charge-offs consisted of $3.9 million on six loans that had been identified as nonaccrual at March 31, 2007. Included in our allowance for loan losses prior to charge-off of these loans at June 30, 2007, a total of $2.0 million had been allocated for these loans.
     Total nonaccrual loans were $67.9 million at the end of June 2007 compared to $13.4 million at December 31, 2006. Nonaccrual loans at June 30, 2007 consisted of 30 loans, including a $29.6 million loan and a $5 million loan due to the single guarantor relationship previously discussed. Of the remaining 28 loans, 22 were associated with one housing development ranging from $23,000 to $647,000 and comprised only 3% of the dollar increase. As a result of placing the aforementioned loans on nonaccrual status, loans past due 30 days and still accruing interest decreased to $37.3 million from $74.1 million at March 31, 2007. Loans past due 30 days or more at June 30, 2007 represented 3.6% of the loan portfolio. There were no loans past due ninety days or more and still accruing interest at June 30, 2007 or December 31, 2006.
     In view of identified losses in the one relationship, recent negative economic conditions and declining housing market trends, management conducted a thorough review of our entire loan portfolio with the assistance of an independent third party consulting firm. Our review found that the risk management function failed to recognize all problem credits and related probable losses within complex lending arrangements and all problem credits and related probable losses in loans directly affected by the current economic environment. The current economic environment is a result of the recent slowdown in the areas of acquisition, development, and construction loans, in which our loan portfolio is heavily concentrated. Consequently, we enhanced our risk rating methodology and, based on the new ratings system, re-graded and re-evaluated the entire loan portfolio. As a result of that process, and in consideration of the softening real estate market, which has had a detrimental impact on our development borrowers, additional lending relationships were downgraded within our risk classification system, thus requiring additional provisions for loan losses. These additional provisions took into account relevant factors related to specific borrowers such as, loan performance, collateral positions, loan documentation, appraisals, economic conditions, as well as recent rising levels of delinquencies and nonaccrual loans. The additional provision for loan losses related to this review was $14.3 million.

     The provision for loan losses for second quarter totaled $48.4 million. Net charge-offs for the current quarter totaled $34.9 million, leaving $24.4 million in the allowance for loan losses at June 30, 2007, or 2.40% of total outstanding loans. The allowance for loan losses as a percentage of total loans was 1.04% at December 31, 2006. Due to the significant amounts of delinquent and nonaccrual loans in early second quarter, and the deterioration of the large borrower relationship mentioned previously, management re-evaluated the estimated losses attributable to all internally and externally classified loans as of June 30, 2007. This re-evaluation caused a significant increase in our allowance for loan losses. During the second quarter, we also recognized significant charge-offs. Based on our most recent evaluation combined with our normal evaluation of the entire loan portfolio, management believes that the allowance for loan losses is adequate to cover probable loan losses in the portfolio at June 30, 2007. We also plan to continue enhancing our loan loss reserve methodology to better reflect the risks inherent in a real estate-based loan portfolio. To properly implement this enhanced methodology, if outdated, current appraisals were ordered for all adversely classified loans and certain other loans related to larger borrowing relationships. However, no assurance can be given that increased loan volume, adverse economic conditions, regulatory action, financial distress of borrowers, our enhanced reserve methodology, or other circumstances will not result in increased losses in our loan portfolio or increased balances required in the allowance for loan losses. Year to date, we have begun to experience a decline in new loan growth that is directly related to the slowdown in the real estate market. We expect our growth to flatten or even continue to decline over the remainder of the year as we seek to reduce our concentrations within borrowers and industries, particularly construction-related credits.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans as of and for the six months ended June 30, 2007 and 2006, is as follows:

	June 30,
(In thousands)	2007	2006

Nonaccrual loans	$67,891	$542
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	3,679
Restructured loans	0	0
Potential problem loans	29,815	820
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	2,652	4
Interest income that was recorded on nonaccrual and restructured loans	0	0

     Potential problem loans are defined as loans about which we have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Although these loans are still performing, we have reason to believe, based on further analysis relative to the financial condition of the borrowers, deteriorating economic conditions, lower appraisal values, trends in certain development sectors, etc., that they are potential problems to be watched closely. The total potential problem loans increased significantly in the second quarter in conjunction with the re-evaluation of the entire loan portfolio as explained previously and in the following Allowance for Loan Losses section and the accelerating deterioration of the local real estate market. Based on our evaluation of impaired and potential problem loans, we have allocated approximately $8 million in our allowance for loan losses related to nonaccrual and potential problem loans as of June 30, 2007.
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

Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ending June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
(Dollars in Thousands)	2007	2006

Average amount of loans outstanding	$995,169	$738,477

Balance of allowance for loan losses at beginning of period	$9,825	$5,612

Loans charged off
Commercial and financial	(17,093)	—
Real estate mortgage	(17,775)	(160)
Installment	—	—

	(34,868)	(160)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Net charge-offs	(34,868)	(160)

Additions to allowance charged to operating expense during period	49,488	2,139

Balance of allowance for loan losses at end of period	$24,445	$7,591

Ratio of net loans charged off during the period to average loans outstanding	3.5%	0.02%

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. In the past, we used an industry-accepted risk rating methodology. Beginning in the second quarter, however, we identified a material weakness in the internal controls relating to the evaluation of our allowance for loan losses. As a result, we enhanced our risk rating system and expanded the rating categories to better identify risks in our loan portfolio. Based on this new rating system, we re-graded and re-evaluated the bank’s entire loan portfolio with the assistance of an independent third party consultant.
     One of the factors considered during the re-evaluating process was the slowdown of the housing market that could have a direct and negative impact on our residential acquisition and development and construction borrowers. Loans to these borrowers comprise 39% of our total current loan portfolio. Based on current economic data from the local metropolitan Atlanta area, vacant developed residential lot supply has increased 38% from 26 months in the fourth quarter of 2006 to 36 months in the second quarter of 2007. House closings were also down 20% for the same comparable periods. Future lot inventory, which consists of those lots that were in the process of being developed, increased 21% to 63,500 comparing second quarter 2007 to fourth quarter 2006. The downturn in the housing market, as demonstrated by these statistics, has caused many developers to slow their progress on development and builders to slow construction, as well. Consequently our overall risk in this sector of our loan portfolio was increased and available economic data provides some additional information to support the basis for additional loan loss provision on these types of loans in the second quarter of 2007. Please see the Critical Accounting Policies section for further detail on our allowance for loan loss methodology.
Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
     Net losses for the second quarter of 2007 were $31.9 million, or ($2.06) per diluted share. These losses were primarily due to loan loss provisions of $48.4 million recorded in the second quarter, as discussed earlier. Net earnings for the second quarter of 2006 were $2.8 million, or $.18 per diluted share. The large provisions taken in the second quarter were necessary primarily for two reasons — to write down the value of the large borrowing relationship to the value of the hard real estate collateral securing it and to properly adjust our allowance for loan losses on our loan portfolio based on a reassessment of the entire portfolio given the recent downturn in the real estate market, increasing delinquency ratios and increased nonaccrual loan balances over the past quarter. For the first six months of 2007, cumulative net losses were $29 million compared to net earnings of $5 million for the same period last year. Diluted losses per share for the year to date were ($1.88) compared to earnings per share of $.32 for the same period last year.
     Net interest income for the current quarter was $6.5 million, a decrease of 33% from the same period last year. The decrease in net interest income was primarily due to the reversal of approximately $3.8 million in current year interest income resulting from the reclassification of certain loans related to the previously mentioned loan relationship and certain other loans to nonaccrual status as required by our loan policy. This also greatly impacted our yield on earning assets, which fell to 7.34% for second quarter compared to 8.90% in first quarter and 7.66% for the same quarter last year. The cost of funds remained unchanged from first quarter 2007 at 5.39%. For the year to date, the cost of funds has increased 87 basis points, or 19.2%, compared to the same period year to date in 2006. While this increase can be attributed to deposits repricing at higher rates over the last year, it is also due to our increase in short-term funds, which have risen an average of $10.6 million in the last twelve months. We also purchased $18 million of subordinated debentures priced at prime in the fourth quarter of 2006. The cost of funds is expected to remain stable as the benefits of obtaining more favorable alternative funds earlier in the year take affect. However, if the Bank is unable to return to a “well-capitalized” status in the short-term, then its cost of funds may increase since certain funding sources, including brokered deposits, may no longer be available or may increase in cost. The net interest margin declined in second quarter to 2.22%, a decrease of 42% from first quarter’s net interest margin of 3.81% and 46% below the net interest margin of 4.08% for the same quarter last year. Year to date through June 30, 2007, the net interest margin was 2.98%. Our net interest margin for both periods has been significantly impacted by the reversal of interest income as discussed above. The net interest margin for the same period last year to date was 4.50%.
     The provision for loan losses was $48.4 million for the second quarter and $49.5 million year to date. The significant increase in provision for loan losses was due to the charge-off of $34.9 million of loans and the re-grading and re-evaluation of the entire loan portfolio as discussed in the Asset Quality section. The loan loss provision for the second quarter of 2006 was $848,000 and $2.1 million for the six-month period of 2006. While management believes the current provision is sufficient to cover probable losses in the loan portfolio, no assurance can be given that increased loan volume, adverse economic conditions, regulatory action, financial distress of borrowers, our enhanced reserve methodology, or other circumstances will not result in increased losses in our loan portfolio or increased provision for loan losses.
Non-interest Income
     Total noninterest income increased $56,000 in the second quarter of 2007 compared to the same period in 2006. The increase was mainly due to the income on $21 million of bank owned life insurance (BOLI), which was purchased in May of 2006. Compared to the first six months of 2006, total noninterest income increased in 2007 by $289,000, also due to the income on the BOLI. Other fee income, including ATM network fees, official check fees, and wire transfer fees, increased $23,000 comparing the first six months of 2007 and 2006.

Non-interest Expenses
     Total noninterest expenses increased $259,000 during the second quarter of 2007 compared to the same period in 2006. These increases were not related to salaries and employee benefits, as was common in past quarters. In fact, salaries and employee benefits actually decreased this quarter compared to second quarter 2006 by $57,000. Net decreases in salaries and benefits were the result of a decrease in stock compensation expense recognized: $87,000 in second quarter 2007 compared to $241,000 in second quarter 2006, partially offset by costs related to a growing staff. We had 83 employees at June 30, 2007, up from 76 at June 30, 2006. Additional costs can be anticipated as we continue to improve our infrastructure, particularly in the credit administration and risk management areas of the Bank. The increase in noninterest expenses this quarter were attributed to higher other operating expenses. The largest increase came from legal and professional fees, which have increased $305,000 compared to second quarter 2006. Most of the increase in legal fees was loan-related, especially with our foreclosed property having also increased to $6.9 million compared to none in the second quarter of 2006. Another significant increase was due to FDIC deposit insurance premium assessments, up $171,000 over second quarter 2006, since the FDIC is once again assessing premiums to well-capitalized banks, which hasn’t been a practice in almost a decade. Due to the Bank’s adequately-capitalized position, this expense will increase in the future. These increases were partially offset by a decrease in occupancy and equipment expenses, particularly related to building lease expense, which was down $134,000 from second quarter 2006. Our administrative building, which was previously leased and had rent payments of $47,000 a month, was purchased in January of this year with depreciation running approximately $10,000 a month.
     During the first six months of 2007, compared to the same period in 2006, noninterest expenses increased approximately $1.2 million. The largest overall increases occurred in salaries and employee benefits, legal and professional fees, FDIC assessments, and non-profit contributions, which increased by $472,000, $434,000, $177,000, and $122,000, respectively. Increases in salaries and employee benefits was primarily growth related, with an increase in staff size as mentioned above to staff two new loan production offices and a new full-service branch scheduled to open soon. Legal and professional fees have escalated as loan collection efforts have intensified. Other fluctuations comparing the first half of 2007 to 2006 consisted of data processing expenses (up $81,000), audit and exam fees (up $76,000), and occupancy and equipment expenses (up $64,000). These increases were largely growth related as our branches and facilities have expanded.
     Due to the net loss sustained in this quarter, the previous quarter’s income tax expense of $1.7 million was eliminated as a tax benefit of $14.5 million was recorded. The total tax benefit year to date is $12.8 million. The effective tax benefits for the 3-month and 6-month periods ended June 30, 2007 were 31.3% and 30.7%, respectively. The effective tax rates for the respective comparable periods in 2006 were 39.0% and 39.1%. The decreases were due to the realization of future tax benefits. Depending on the outcome of the next two quarters, any resulting tax benefits for the year can be carried back to previous years to recover taxes paid previously.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the prior Chief Executive Officer and the Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     As disclosed under Item 2 of this Form 10-Q, during the second quarter of 2007 the Company experienced a substantial deterioration in a group of related loans that totaled approximately $83 million in the aggregate. As a result of this deterioration, the Company commenced a thorough review of its loan administration procedures and other internal policies. This review was performed with the assistance of an independent third party consulting firm. The review identified material weaknesses in certain lending policies and risk management functions, including weaknesses in the systems and processes that are used to identify, administer and collect problem credits. These weaknesses, coupled with rapid growth and the recent slowdown in acquisition, development, and construction activity, where our loan portfolio is heavily concentrated, resulted in increased problem credits and augmented the allowance for loan losses. The Company has taken the following steps to improve its systems:
•	The Board of Directors took steps to make major changes in the Bank’s management structure and organization. Currently, efforts are underway to hire additional qualified staff and management in key leadership and the risk management area to eliminate these weaknesses in internal controls.

•	The Company has enhanced its risk rating methodology and, based on the new ratings system, re-graded and re-evaluated the entire loan portfolio with the assistance of the independent third-party consultant.

•	The Board of Directors has substantially reduced the Bank’s internal lending limit on loans to a single related borrower.

•	The Board of Directors has hired qualified independent consultants and advisors to provide professional assistance in the loan administration, credit risk, and other management functions.
     These positive actions commenced during the latter part of the second quarter of 2007 and continued into the third quarter. We anticipate additional ongoing improvements to occur in the third quarter and beyond that will continue to strengthen our internal controls related to the weaknesses identified.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
ITEM 1A. RISK FACTORS
     The following represent material changes from risk factors as previously disclosed in our Form 10-K filed with the SEC on March 15, 2007:
     We may face liquidity constraints and experience higher costs of funding if we are unable to return to a “well-capitalized” status in the near future.
     During the second quarter of 2007 the Bank’s capital ratios declined significantly as a result of the loan losses we sustained and significant additional provisions to our allowance for loan losses. While the Bank’s ratios were still above levels required to be considered “adequately-capitalized” at June 30, 2007, we were not considered “well-capitalized”. The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances or unsecured federal funds credit lines, and could tighten our liquidity through damages to our reputation in our deposit service areas. It is imperative that we monitor these ratios closely in order to avoid falling below the minimum regulatory requirements in future quarters, which would result in even more regulatory sanctions. In response to our declining capital position, we could improve our capital position with additional common stock issuances. We may also limit or postpone future asset growth, or even shrink our assets in order to maintain appropriate regulatory capital levels. Our efforts, however, may be unsuccessful. Our goal is to return to a “well-capitalized” bank status by the end of fourth quarter 2007. However, even if we are able to implement steps to improve our capital position, we may still not be able to return to a “well-capitalized” status by the end of the fourth quarter.
     Losing key personnel will negatively affect us.
     In August 2007, the Company reported that Steven M. Skow, its president and CEO, and Todd Foster, EVP of Risk Management, who also served on the executive management team of the Bank, were no longer employed by the Company. The Board of Directors appointed Harold “Kelly” Klem, previously the Company’s COO, as Interim President and CEO of the Company and the Bank until a permanent replacement can be made. The Board has been very active in interviewing qualified candidates. While the lack of leadership has been mitigated with Mr. Klem’s appointment, the Bank will have an increased level of risk until a qualified person can be hired to head the Risk Management function. None of the current members of the executive management team are under employment contracts, and the loss of additional key personnel could have a negative impact on the Company and its future results of operation. In the meantime, capable industry consultants are supplementing our management team.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company did not sell equity securities during the second quarter of 2007 that were not registered under the Securities Act of 1933. The Company did not repurchase any equity securities during the second quarter of 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other default with respect to any indebtedness of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Company’s Annual Meeting of Stockholders was held on May 16, 2007.

(b)	See (c) below for the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

(c)	The following matters, which were previously identified in proxy materials sent to each shareholder, were voted on at the meeting. The shares represented at the meeting (11,513,384 or 74.23% of the total outstanding shares on the record date) voted as follows:
1.	Proposal to elect three Class II directors to serve for a three-year term.

			Withheld/
Director	For	Against	Abstain
Don C. Hartsfield	11,411,434	101,950	0
Jack S. Murphy	11,411,357	102,027	0
Richard H. Peden, Sr.	11,431,624	81,760	0
2.	Proposal to approve the Integrity Bancshares, Inc. 2007 Omnibus Stock Ownership and Long Term Incentive Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder.

	Withheld/
For	Against	Abstain
6,821,216	1,208,214	3,483,954
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS
The following exhibits are furnished with this report:
10.1 2007 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference to Appendix D to the registrant’s definitive proxy statement filed with the SEC on April 18, 2007)
31.1 Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of the Interim Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: September 11, 2007	BY:	/s/ Harold A. Klem
Harold A. Klem, Interim President and C.E.O.
(Principal Executive Officer)

DATE: September 11, 2007	BY:	/s/ Suzanne Long
Suzanne Long, Senior VP & C.F.O.
(Principal Financial and Accounting Officer)