Form 10-Q
period 2007-09-30
INTEGRITY BANCSHARES INC
filed 2007-11-13
CIK 1103764

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Address of principal executive offices)
(770) 777-0324

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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2007: 15,511,014 of common stock, no par value.

INTEGRITY BANCSHARES, INC.
AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
(Dollars in thousands)	(Unaudited)	2006

ASSETS:
Cash and due from banks	$7,816	$5,719
Interest-bearing deposits in banks	259	85
Federal funds sold	93,596	—
Securities available for sale, at fair value	146,525	133,923
Restricted equity securities, at cost	4,941	1,727
Loans	994,752	941,580
Less: allowance for loan losses	(25,618)	(9,825)

Net loans	969,134	931,755

Premises and equipment	21,845	15,372
Other real estate owned	7,206	542
Bank owned life insurance	21,463	20,687
Deferred taxes	7,475	5,442
Other assets	21,217	9,569

Total assets	$1,301,477	$1,124,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing demand	$13,424	$20,146
Interest-bearing:
Demand	97,436	125,446
Savings	35,260	31,963
Time, $100,000 and over	214,090	169,615
Other time	713,446	581,617

Total deposits	1,073,656	928,787

Federal funds purchased and repurchase agreements	45,000	46,551
Federal Home Loan Bank advances	65,000	5,000
Subordinated long-term debentures	52,022	52,022
Other liabilities	9,939	12,089

Total liabilities	1,245,617	1,044,449

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 50,000,000 shares authorized; 15,511,014 and 14,764,538 shares issued and outstanding, respectively	64,451	60,723
Accumulated (deficit) earnings	(7,999)	20,280
Accumulated other comprehensive loss	(592)	(631)

Total stockholders’ equity	55,860	80,372

Total liabilities and stockholders’ equity	$1,301,477	$1,124,821

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except share and per share amounts)	2007	2006	2007	2006

Interest income
Loans, including fees	$20,337	$19,678	$62,418	$53,217
Interest-bearing deposits in banks	7	—	15	2
Federal funds sold	391	26	413	254
Taxable investment securities	1,975	1,342	5,734	3,410

Total interest income	22,710	21,046	68,580	56,883

Interest expense
Time deposits, $100,000 and over	2,872	2,159	7,779	5,749
Other deposits	10,730	7,729	29,937	20,389
Federal Home Loan Bank advances	776	334	2,204	358
Other borrowings	554	206	1,991	264
Long-term debentures	1,011	614	2,973	1,508

Total interest expense	15,943	11,042	44,884	28,268

Net interest income	6,767	10,004	23,696	28,615

Provision for loan losses	1,195	351	50,683	2,490

Net interest income (loss) after provision for loan losses	5,572	9,653	(26,987)	26,125

Other income
Service charges on deposit accounts	20	20	57	61
Income from bank owned life insurance	259	257	776	428
Other operating income	51	189	221	459

Total other income	330	466	1,054	948

Other expense
Salaries and employee benefits	1,683	2,999	6,990	7,834
Occupancy and equipment expenses	610	635	1,826	1,787
Other operating expenses	1,987	1,305	5,432	4,138

Total other expense	4,280	4,939	14,248	13,759

Income (loss) before income taxes (benefits)	1,622	5,180	(40,181)	13,314

Income tax expense (benefit)	930	1,814	(11,902)	4,990

Net income (loss)	$692	$3,366	$(28,279)	$8,324

Other comprehensive income (loss)
Unrealized gains on securities available-for- sale arising during period, net of tax benefit	$1,110	$1,146	$40	$151

Comprehensive income (loss)	$1,802	$4,512	$(28,239)	$8,475

Basic earnings (loss) per common share	$0.04	$.23	$(1.83)	$.57
Diluted earnings (loss) per common share	0.04	.22	(1.83)	.54
Dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:

Net income (loss)	$(28,279)	$8,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion and amortization	877	434
Stock compensation	488	1,022
Increase in interest receivable	(1,167)	(2,546)
Increase in interest payable	1,291	3,272
Excess tax benefits from exercise of options	(1,248)	(535)
Provision for loan losses	50,683	2,490
Income from bank owned life insurance	(775)	(428)
Net gains on sales of premises and equipment	(37)	(251)
Net (gains) losses on sale of other real estate	(76)	142
Write-downs of other real estate	48	160
Net other operating activities	(14,822)	632

Net cash provided by operating activities	6,983	12,716

Cash flows from investing activities:

Net increase in interest-earning deposits in banks	(173)	(30)
Net (increase) decrease in federal funds sold	(93,596)	6,243
Proceeds from maturities and paydowns of securities available-for-sale	15,638	11,360
Purchases of restricted equity securities	(3,214)	(2,863)
Purchases of securities available for sale	(28,272)	(54,246)
Purchase of bank owned life insurance	—	(20,000)
Net loans made to customers, net of principal collected on loans	(102,468)	(203,171)
Purchases of premises and equipment	(7,217)	(3,103)
Proceeds from sale of other real estate	7,858	—

Net cash used in investing activities	(211,444)	(265,810)

Cash flows from financing activities:

Net (decrease) increase in noninterest-bearing deposits	(6,722)	8,137
Net increase in interest-bearing deposits	151,591	127,708
Net (decrease) increase in federal funds purchased and repurchase agreements	(1,551)	35,422
Proceeds from exercise of stock options	1,992	895
Excess tax benefits from exercise of options	1,248	535
Net increase in Federal Home Loan Bank advances	60,000	50,000
Issuance of subordinated debt	—	27,836

Net cash provided by financing activities	206,558	250,533

Net increase (decrease) in cash and due from banks	2,097	(2,561)
Cash and due from banks at beginning of period	5,719	5,068

Cash and due from banks at end of period	$7,816	$2,507

Supplemental disclosures of cash paid during the period:
Interest	$43,593	$24,996
Income taxes	1,310	6,436

Supplemental disclosures of noncash investing activities:

Transfer of loans to other real estate owned	$14,406	$542

See Accompanying Notes to Condensed Consolidated Financial Statements.

INTEGRITY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     Integrity Bancshares, Inc. (the “Company”), prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information in the condensed consolidated financial statements reflects all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature, with the exception of the adjustments related to the additions to the allowance for loan losses, the charge-offs realized during the nine-month period of 2007, as well as the related income tax adjustments. Additionally, in the third quarter of 2007 we reversed 100%, or $595,000, of accrued discretionary incentive compensation expense that had been accrued through May 31, 2007. The decision to reverse this expense was based on net losses year to date and the anticipated financial performance for the remainder of the year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The condensed consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.
     The Company operates through one segment, its banking subsidiary, Integrity Bank, providing banking services to individual and corporate customers through five banking offices.
     The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
NOTE 2. ACCOUNTING POLICIES
     The Company’s significant accounting policies are described in the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 3. STOCK COMPENSATION PLANS
     On March 21, 2007, the Company adopted its 2007 Omnibus Stock Ownership and Long Term Incentive Plan (the “Plan”) reserving 1,000,000 shares of common stock for issuance under the Plan, which was approved by the Company’s stockholders on May 16, 2007. Options outstanding under the 2003 Stock Option Plan remain valid in accordance with their terms, although no additional options will be granted under that plan. The new Plan allows for grants of incentive stock options, nonqualified stock options, and restricted stock. Our new stock-based compensation plan is described in the 2007 Proxy Statement, and a copy of the full text of the 2007 Plan is attached to the same Proxy Statement as Appendix D.

     The compensation cost charged to operations for the Company’s stock option plans was $488,000 and $1,022,000 for the nine months ended September 30, 2007 and 2006, respectively. Income tax benefits recognized for the nine-month periods were $99,000 and $287,000, respectively.
     The following table shows option activity related to the employee stock options as of and for the nine months ended September 30, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2006	1,214,466	$4.89
Granted	400,000	4.95
Exercised	(738,466)	2.58
Forfeited	(56,867)	11.76

Outstanding at September 30, 2007	819,133	6.52	8.57	$192

Exercisable at September 30, 2007	304,155	6.22	5.89	192

     Cash received from the exercise of employee stock options was $1.9 million and $373,000 for the nine months ended September 30, 2007 and 2006, respectively. Total intrinsic value of employee stock options at exercise date was $8.1 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     The weighted average grant-date fair value of employee stock options granted during the nine months ended September 30, 2007 and 2006 was $2.35 and $4.93, respectively.
     Included in the 2003 Stock Option Plan are options granted to our directors. The following table shows option activity related to the director stock options as of and for the nine months ended September 30, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value ($000)

Outstanding at December 31, 2006	297,000	$4.52
Granted	—	—
Exercised	(8,000)	11.00
Forfeited	—	—

Outstanding at September 30, 2007	289,000	4.34	5.95	$490

Exercisable at September 30, 2007	289,000	4.34	5.95	490

     Cash received from the exercise of director stock options was $88,000 and $418,750 for the nine months ended September 30, 2007 and 2006, respectively. Total intrinsic value of director stock options at exercise date was $21,000 and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. Outstanding director options at September 30, 2007 included approximately 6% that were granted to former directors prior to their resignation. According to their option agreements they have up to twelve months following their resignation to exercise any vested options, the latest of which will expire in June 2008.
     There were no director stock options granted during the nine-month periods ended September 30, 2007 or 2006.
NOTE 4. EARNINGS (LOSS) PER SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings (Loss) Per Share:
Weighted average common shares outstanding	15,511,014	14,637,518	15,432,980	14,567,824

Net income (loss)	$691,862	$3,365,765	$(28,279,156)	$8,323,701

Basic earnings (loss) per share	$0.04	$0.23	$(1.83)	$0.57

Diluted Earnings (Loss) Per Share:
Weighted average common shares outstanding	15,511,014	14,637,518	15,432,980	14,567,824
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	571,845	—	806,285

Total weighted average common shares and common stock equivalents outstanding	15,511,014	15,209,363	15,432,980	15,374,109

Net income (loss)	$691,862	$3,365,765	$(28,279,156)	$8,323,701

Diluted earnings (loss) per share	$0.04	$0.22	$(1.83)	$0.54

NOTE 5. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should use fair value measurements in accordance with US GAAP for recognition and disclosure. SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under US GAAP, along with expanding disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company’s own data). SFAS No. 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company is still evaluating the potential impact on its results of operations of SFAS No. 157 and SFAS No. 159, if any.
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
Forward Looking Statements
     Certain of the statements made in this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “project,” “forecast,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
     These forward-looking statements involve risks and uncertainties and the results described therein may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, securities, and other interest-sensitive assets and liabilities; values of loan collateral, interest rate risks; loan concentration risks; potential additional loan losses; and the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.
Overview
     After experiencing significant loan loss provisions and charge-offs in the second quarter 2007 and falling below the threshold to be considered “well-capitalized” by regulatory standards at June 30, 2007, the Bank focused on restructuring its balance sheet to return to a “well-capitalized” position, as well as for other business reasons. During the third quarter the Bank reduced total loans by $32.0 million through attrition and transfers to other real estate owned due to foreclosures. Progress was made to improve our liquidity position with a significant increase in cash and federal funds sold, which also contributed to an improved risk-based capital position. The majority of the increase in liquidity was funded by increases in deposits, while a small portion was funded by other borrowings. As of September 30, 2007, the Bank’s total risk-based capital ratio increased to 10.10%, above the level to be considered “well-capitalized.” The loan portfolio continued to be closely monitored for further potential problems, and, due to the continuing general deteriorating real estate market, we increased some of the risk rating ratios in our loan loss reserve methodology, resulting in an additional loan loss provision of $1.2 million in the third quarter 2007. Nonaccrual and potential problem loans increased $7.8 million from the prior quarter as we continue to experience deterioration in our acquisition and development loan portfolio, which is consistent with the significant downturn in the residential and commercial real estate market. Consequently, with interest income on loans significantly reduced by this increase in nonaccrual loans and the additional loan loss provision, net income in the third quarter 2007 was only $692,000, albeit an improvement over the previous quarter. We anticipate the potential for continued pressure on credit quality, which may result in compression of our interest margin and further increases in our allowance for loan losses. The Bank also opened its fifth full-service financial center in the third quarter located in Cumming, Georgia.

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
     We believe that our accounting policy regarding the allowance for loan losses, which is described in the following paragraphs, requires the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.
     General. The allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. We have used an industry-accepted risk rating methodology model since our inception. We are currently in the process of developing and implementing a revised methodology as required by all financial institutions, which we anticipate being in place by December 31, 2007. This process will be beneficial, mainly as it relates to impaired loans, due to the market volatility and increased volume of nonperforming assets we are experiencing.
     The Bank’s loans are assigned a risk rating on a nine-point scale. For loans that are not considered impaired, the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. The risk ratings are based on the borrower’s credit risk profile, considering factors such as debt service history and financial capacity, inherent risk in the credit (e.g., based on industry type and source of repayment), collateral position and other relevant information. Ratings 6 through 9 are modeled after the bank regulatory classifications of special mention, substandard, doubtful, and loss. Loss percentage factors are based on typical loss experience and industry averages, and include qualitative factors. The loss percentage factors consider the probability of default, the loss given default, and certain qualitative factors as determined by loan category and risk rating. The probability of default and loss given default are based on industry data. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, change in the loan portfolio, levels of classified loans, experience and turnover of loan officers, and current economic conditions that could have an effect on specific loans. The occurrence of certain industry or economic events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.
     Each loan is assigned a risk rating during the approval process. This process begins with a rating recommendation from the loan officer responsible for originating the loan. The rating recommendation is subject to approvals from supervisors, credit committees, and/or the Board of Directors depending on the size and type of credit. Ratings on a majority of our loans are evaluated at least annually in connection with the independent loan review. The scope of the independent loan review, including size of loans, maturity schedule, concentrations, and other specific categories, varies each time based on current risk assessments. Typically over 60% of the loan portfolio is reviewed at least annually.
     Impaired Loans. Management considers a loan to be impaired when the collectibility of all amounts due and performance according to the contractual terms of the loan agreement is not probable, and our impaired loans have consisted primarily of nonaccrual loans in the past. A significant amount of our impaired loans are collateral dependent. The impairment on the majority of these loans is determined based upon fair value estimates (net of selling costs) of the respective collateral while impairment on smaller balance homogeneous pools of loans is based upon other experience and qualitative factors. The actual losses on these loans could be significant if the original fair value of the collateral is different from the fair value estimates used in determining the impairment. The majority of our impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon current appraisals performed by a certified or licensed appraiser. Management also considers other qualitative factors and recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals.
     Unallocated Loss Factors. The unallocated portion of our allowance for loan losses considers current economic factors, changes in the experience, ability, and depth of lending management and staff, and changes in lending policies and procedures, including underwriting standards and the imprecision in evaluating the allowance for loan losses. Certain macro-economic factors and changes in business conditions and developments could have a material impact on the collectibility of the overall portfolio. This would impact the allowance for loan losses and corresponding provision for loan losses. As an example, a rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay.
Liquidity and Capital Resources
     We monitor our liquidity resources on an ongoing basis. Liquidity is also monitored on a periodic basis by state and Federal regulatory authorities. During the third quarter of 2007, we experienced a decline in total loans of approximately $32.0 million, and a $4.1 million decrease in our investment portfolio. During this same period, in-market time deposits increased significantly, $112.3 million, as we elected to increase core funds and Federal Home Loan Bank (“FHLB”) borrowings, while reducing brokered deposits as well as strengthening our liquidity position. Most of the influx of funds was invested in federal funds sold, which are overnight in nature. While our overall liquidity levels at September 30, 2007, as determined by internal policy, were above normal, management believes excess liquidity in the short-term is prudent due to the potential loss of deposits that could result from uncertainty and the potential for further deterioration of the financial condition of the Bank.
     Trust preferred securities of the Company totaled $34.0 million at September 30, 2007, of which approximately $19.2 million qualified as Tier I capital for regulatory purposes. The remainder qualified as Tier II capital. Additionally, the Bank had $18.0 million of subordinated debentures that also qualified as Tier II capital.
     At September 30, 2007, we were considered “well capitalized” based on regulatory minimum capital requirements. The minimum capital requirements, as defined by regulatory guidelines, and our actual capital ratios on a consolidated and bank-only basis, were as follows:

				To Be Well
				Capitalized
				Under Prompt
			For Capital	Corrective
	Actual		Adequacy	Action
	Consolidated	Bank	Purposes*	Provisions*
Leverage capital ratios	5.98%	6.72%	4.00%	5.00%
Risk-based capital ratios
Tier 1 capital	6.48%	7.28%	4.00%	6.00%
Total capital	10.52%	10.10%	8.00%	10.00%

*	Minimum Regulatory Requirement
     During the third quarter of 2007 our capital ratios recovered from the previous quarter’s decline resulting from the large loan loss provision recorded in the second quarter. The Bank’s ratios were back above levels required to be considered “well-capitalized” at September 30, 2007. We are continually monitoring our liquidity and capital position and intend to focus on maintaining this capital level in future quarters. An impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines, and could further impact liquidity through damage to our reputation in our deposit service areas. We continue to examine alternatives intended to strengthen our capital position which may in the future include, but not be limited to, restraining future asset growth, raising additional capital, or shrinking our asset base, with the goal of maintaining the appropriate regulatory capital levels. Our efforts to improve our capital position, however, may be unsuccessful.

Implementation of any such steps could also be offset by further increases in our allowance for loan losses, which would be required if we experience further deterioration in our loan portfolio, losses on other real estate owned, or by losses realized on the disposal of any non-performing assets.
Commitments and Contractual Obligations
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on our balance sheet.
     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and extending conditional obligations as we do for on-balance sheet instruments.
     The following table reflects a summary of our commitments to extend credit, commitments under contractual leases and building contracts, as well as our contractual obligations, consisting of deposits, FHLB advances and borrowed funds, by contractual maturity date:

(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Demand and savings deposits	$146,120	$—	$—	$—	$—	$—	$146,120

Time deposits	184,317	691,278	32,264	8,673	6,829	4,175	927,536

FHLB advances	—	—	—	15,000	—	50,000	65,000

Other borrowed funds	—	—	—	—	—	45,000	45,000

Long-term debentures	—	—	—	—	—	52,022	52,022

Commitments to customers under lines and letters of credit	33,310	197,799	43,602	9,940	—	104	284,755

Commitments under lease agreements	21	61	31	—	—	—	113

	$363,768	$889,138	$75,897	$33,613	$6,829	$151,301	$1,520,546

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are related to real estate and construction lending, many are expected to expire without being drawn upon, particularly in light of the recent slowdown in real estate development. As a result, the total commitment amounts do not necessarily represent future cash requirements, and management believes that it would be highly unlikely that all commitments would be drawn upon simultaneously. Historically, the total amount of commitments outstanding to customers under lines and letters of credit has remained stable, although, because our loan production has slowed in recent months, this total commitment amount has begun to decline. Consequently, the impact of this decline in commitments is expected to be a reduction in loan growth in the next few quarters. Management continues to closely monitor loan growth in an effort to maintain the Company’s status as a “well-capitalized” financial institution.
     Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required where deemed necessary.

Financial Condition
     Total assets increased $60.5 million during the third quarter 2007 to $1.3 billion. For the first nine months of 2007, assets grew $177.8 million, or 15.8%. Total loans represented $53.2 million of this increase for the nine- month period. During the third quarter, however, loans decreased $32.0 million. This decline in loans was expected as management elected to curtail loan production, allowing loan paydowns and maturities to exceed new loan generation for the reasons described above. Additionally, the slowdown in the real estate market has resulted in fewer loans being requested. These have combined to result in a reduction in the Bank’s risk-weighted assets and an increase in capital ratios. However, the allowance for loan losses was increased as a cautious strategic approach to the continuing deterioration of the real estate market and our high concentration of real-estate-secured loans and consistent with the increase in risk rating ratios. The increase was $1.2 million, bringing the total to $25.6 million at September 30, 1007. There were no purchases of available-for-sale investment securities during the third quarter, although the Company’s total investment security portfolio has increased 9.4% this year through September 30 to a total of $146.5 million. Federal funds sold comprised the majority of the increase in assets in third quarter and were $93.6 million at September 30, 2007. These funds were kept in an overnight position rather than being invested in securities in order to allow maximum accessibility and liquidity.
     While there was little change to total fixed assets in the third quarter as compared to the third quarter 2006, fixed assets increased year to date in 2007 by $6.5 million due to the purchase of the Bank’s administrative building in the first quarter and the construction of a new financial center, which was completed and opened in August, 2007. Other assets increased $11.6 million during the first nine months of the current year, mainly due to $11.3 million of federal and state income tax receivables we recorded during the nine-month period as a result of the net losses realized year to date. Other real estate owned increased $6.7 million during the nine-month period and $228,000 for the three month period ended September 30, 2007, to a total of $7.2 million compared to the comparable periods in 2006. Approximately 42% of the total other real estate owned consists of one property currently held with a fair value of $3.0 million. This property is a mixed-use commercial residential building. At the time of this report, a contract is currently pending on this property. If the property is sold pursuant to the terms of the contract, no material loss would be recognized on the sale. The remainder of the balance in other real estate owned consisted primarily of development lot loans which developers were forced to surrender due to their inability to meet their contractual obligations. This activity is directly related to the slowdown in the residential real estate market in the metro Atlanta area. All properties currently held in other real estate owned are located in our market areas and are carried at fair value less estimated selling costs. For the nine-month period ended September 30, 2007 we have realized $76,000 in gains on sale of other real estate and additional write-downs on other real estate of only $48,000. Although our experience has been to incur minimal losses on disposition of other real estate owned, there is no guarantee that there will not be more losses on other real estate owned or other real estate acquired in the future.
     Growth in deposits resulted in an increase of $81.3 million during the third quarter for a total of $1.1 billion at September 30, 2007, and consisted of a significant increase in time deposits, which grew $97.8 million in this same period. The growth in time deposits also accounted for part of the $16.0 million decrease in interest-bearing demand deposits as customers took advantage of higher promotional rates offered on CDs less than $100,000 during the third quarter. The in-market deposit increase allowed for a reduction of $14.6 million in brokered funds, as well. Other borrowings decreased by $15.6 million in the third quarter as deposit funds were used to repay federal funds purchased of $5.6 million and $10.0 million in overnight FHLB advances. Total deposits have increased $144.9 million since December 31, 2006 and included $258.1 million of brokered time deposits at September 30, 2007. For the year, borrowings have increased $58.4 million, largely due to an additional $50.0 million in longer term advances from the FHLB. The current blended rate on these advances is 4.48%, which is lower and more attractive than current CD rates. Our ratio of gross loans to deposits and other borrowings was 80.5% at September 30, 2007, down from 91.2% at December 31, 2006. The decrease was due, in part, to the loans that were charged off in second quarter and our simultaneous efforts to regulate loan growth and continue to grow deposits.
     Other liabilities decreased $2.1 million comparing September 30, 2007 to December 31, 2006. The decrease was mainly due to a decrease in our year-end accrued expenses which are typically paid out in the first quarter and the change in our tax position from a payable to a receivable as a result of the losses sustained for the nine months ended September 30, 2007. Total equity decreased $24.5 million year to date due to the net loss of $28.3 million, partially offset by increases in common stock from the exercise of stock options totaling $2.0 million, tax benefits related to the exercise of stock options of $1.2 million, $428,000 of increases in equity related to stock compensation expense, and net unrealized gains on securities available-for-sale of $40,000, net of tax.
     The following table details selected components of our average balance sheets for the third quarter 2007 and the same period last year to illustrate the resulting change over the past twelve months.

	September 30,		%
(Dollars in thousands)	2007	2006	Change

Total investment securities	$152,965	$104,833	45.91%
Loans, net	986,336	818,479	20.51
Earning assets	1,199,515	934,885	28.31
Total assets	1,259,478	977,017	28.91

Non-interest-bearing deposits	14,696	17,140	-14.26
Interest-bearing deposits	1,015,706	802,776	26.52
Borrowed funds	127,319	39,734	220.43
Total funds	1,157,721	859,650	34.71

Total equity	56,525	74,752	-24.33

Asset Quality
     Asset quality remains a primary concern of the Company. Our nonaccrual loans have increased to 8.9% of our loan portfolio at September 30, 2007 as compared to 6.6% at June 30, 2007 and 0.06% at September 30, 2006. An additional $26.5 million was classified as non-accrual loans in the third quarter due to the continuing deterioration of the real estate market.
     After having conducted a review of the loan portfolio and subsequently adjusting our loan loss allowance significantly in the second quarter to support our deteriorating loan portfolio, management continued to monitor the loan portfolio closely during the third quarter to ensure that any additional deterioration was appropriately reflected. The significant provision for loan losses recognized in the second quarter took into consideration changes in nonaccrual and potential problem loans for most of the third quarter. However, due to changes in our nonaccrual and potential problem loans, the continuing deterioration of the real estate market, and increases in the risk rating ratios in our loan loss reserve methodology, we recorded an additional loan loss provision in third quarter 2007 of $1.2 million. Charge-offs consisted of $22,000 for the third quarter on seven properties currently held as other real estate owned to write them down to fair value less estimated selling costs. The provision for loan losses for the nine-month period totaled $50.7 million. Net charge-offs for the nine-month period totaled $34.9 million, leaving $25.6 million in the allowance for loan losses at September 30, 2007, or 2.58% of total outstanding loans. This is a considerable increase over the same percentages at December 31, 2006 and September 30, 2006, which were 1.04% and 0.93%, respectively, and is deemed necessary by management to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, given the deterioration of the loan portfolio and the uncertainty of the current real estate market.
     Total nonaccrual loans were $88.8 million at the end of September 2007 and consisted of 89 loans. This was significantly higher than the $13.4 million of nonaccrual loans at December 31, 2006. Of the total current balance, $43.7 million, consisting of six loans, represents the remainder of the loans within one relationship that resulted in $31.0 million in additional provisions for loan losses in the second quarter. To date, the remaining loans associated with that relationship remain classified as non-accrual loans, and we have not obtained the underlying real estate collateral. We are evaluating all options with regard to the liquidation of these loans. One option that we are exploring is the possibility of selling all or a portion of these loans. However, secondary market conditions for problem loans have changed rapidly in the past few months as banks nationwide have inundated the market with problem credits. As a result, we may not be able to sell these loans or liquidate collateral without incurring additional losses. In addition to those six loans, two other unrelated loans secured with real estate with a carrying value of $11.7 million and $8.3 million made up the largest portion of the remaining nonaccrual loans at September 30, 2007. The remainder of the nonaccrual balance is largely comprised of individual development lot loans.
     Loans past due 30 days or more and still accruing interest increased to $57.4 million at September 30, 2007 from $37.3 million at June 30, 2007 and $2.5 million at December 31, 2006. Loans past due 30 days or more at September 30, 2007 represented 5.77% of the loan portfolio. This significant increase was related to the slowdown in the real estate market, which has had a negative impact on the payment ability of certain of our development customers that are experiencing cashflow constraints stemming from projects taking longer to sell. There was one loan totaling $164,000 past due ninety days or more and still accruing interest at September 30, 2007. Subsequent to quarter-end, this loan was paid current by the borrower. There were no loans past due ninety days or more but still accruing interest at June 30, 2007 or December 31, 2006.
     Based on our most recent evaluation of the loan portfolio, management believes that the allowance for loan losses is adequate to cover probable loan losses in the portfolio at September 30, 2007. However, no assurance can be given that increased loan volume, adverse economic conditions, regulatory action, financial distress of borrowers, our enhanced reserve methodology, or other circumstances will not result in increased losses in our loan portfolio or increased balances required in the allowance for loan losses.
     Information with respect to nonaccrual, past due, restructured, and potential problem loans as of and for the nine months ended September 30, 2007 and 2006, is as follows:

	September 30,
(In thousands)	2007	2006

Nonaccrual loans	$88,786	$513
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	164	739
Restructured loans	—	—
Potential problem loans	16,686	389
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	4,995	5
Interest income that was recorded on nonaccrual and restructured loans	1	—

     Potential problem loans are defined as loans about which we have doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Although these loans are still performing, we have reason to believe, based on further analysis relative to the financial condition of the borrowers, deteriorating economic conditions, lower appraisal values, trends in certain development sectors, etc., that they are potential problems to be watched closely. Total potential problem loans have increased significantly in the first nine months of this year compared to the same period last year at September 30 primarily due to the deterioration of the local metro Atlanta real estate market as most of our loans are real estate-secured and local. Based on our evaluation of nonaccrual and potential problem loans, we have allocated approximately $8.4 million, or 8.0% of these loans, in our allowance for loan losses for nonaccrual and potential problem loans as of September 30, 2007.
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

Allowance for Loan Losses
     Information regarding certain loans and allowance for loan loss data for the periods ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended
	September 30,
(Dollars in Thousands)	2007	2006

Average amount of loans outstanding	$1,000,361	$768,016

Balance of allowance for loan losses at beginning of period	$9,825	$5,612

Loans charged off
Commercial and financial	(17,093)	—
Real estate mortgage	(17,799)	(160)

	(34,892)	(160)

Loans recovered
Commercial and financial	2	49

Net charge-offs	(34,890)	(111)

Additions to allowance charged to operating expense during period	50,683	2,490

Balance of allowance for loan losses at end of period	$25,618	$7,991

Ratio of allowance for loan losses to total loans outstanding at the end of the period	2.58%	0.93%

Ratio of net loans charged off during the nine-month period to average loans outstanding for the period	3.49%	0.01%

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. In the past, we used an industry-accepted risk rating methodology. In the second quarter 2007, however, we identified a material weakness in the internal controls relating to the evaluation of our allowance for loan losses. As a result, we enhanced our risk rating system and expanded the rating categories to better define risk levels in our loan portfolio. Based on this new rating system, as well as an improved loan loss allowance methodology, the loan portfolio has been re-graded and evaluated with the awareness that the housing market and general real estate market has taken a downturn that directly impacts the values of our loans and their collateral. This process resulted in a significantly higher than normal loan loss provision recorded in the second quarter 2007 of $48.4 million. There was an additional loan loss provision recorded in the third quarter 2007 of $1.2 million as we increased some of the risk rating ratios in our loan loss reserve methodology due to the continuing deterioration in the real estate market.
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
     Net earnings for the third quarter of 2007 were $692,000, or $0.04 per diluted share. Net earnings for the third quarter of 2006 were $3.4 million, or $0.22 per diluted share. Earnings were reduced in the third quarter comparing year over year primarily due to the increase in nonaccrual loans and the required reversal of all interest receivable relating to those loans placed on nonaccrual during the quarter in addition to the already high levels of nonaccrual loans and a higher loan loss provision. As noted above, $5.0 million of interest income has not been recognized on nonaccrual and impaired loans for the nine months ended September 30, 2007. Of this amount, $2.3 million was attributable to the third quarter. We are exploring the possibility of selling some or all of our non-

performing assets so that the proceeds can be re-invested into earning assets. For the first nine months of 2007, cumulative net losses were $28.3 million compared to net earnings of $8.3 million for the same period last year. Diluted losses per share year to date were $1.83 compared to diluted earnings per share of $0.54 for the same period last year.
     Net interest income for the third quarter 2007 was $6.8 million compared to $10.0 million for the same period last year, a decrease of 32%. Interest income only increased $1.7 million quarter over quarter, while interest expense increased $4.9 million. Increases in interest income were impacted by the reversal of approximately $1.4 million in interest income on loans resulting from the reclassification of approximately $26.5 million in loans to nonaccrual status during the quarter as required by our loan policy. This also greatly impacted our yield on earning assets, which was 7.59% for the third quarter compared to 9.13% for the same quarter last year. The rate decrease by the Federal Reserve Bank in mid-September had a small impact on loan interest income (approximately $140,000) in the third quarter and is expected to have a larger impact on fourth quarter’s yield since 83% of our loans float with the prime rate. Combined with the interest reversal taken in the second quarter of 2007 on nonaccrual loans, the yield on earning assets year to date through September was 7.89% compared to 8.76% at September 30, 2006. For the year to date through September 30, loan fees, which are included in the yield on earnings assets, were down 23% compared to the same period year, also due to reduced loan production.
     The cost of funds rose to 5.43% in third quarter 2007 from 5.11% in the third quarter 2006. This increase was partially attributed to a promotional rate offered on time deposits during the third quarter in order to raise deposit levels to enhance liquidity. For the year to date through September 30, the cost of funds increased to 5.38% compared to 4.69% for the same period year to date in 2006. Contributing to the increase year over year was the purchase of $18.0 million of subordinated debentures priced at the prime rate in the fourth quarter of 2006, as well as the premium rates offered for local time deposit funds. The net interest margin declined in third quarter 2007 to 2.26% compared to 4.34% for the same quarter last year due to both the lower yield on earning assets and the higher cost of funds. Year to date through September 30, 2007, the net interest margin was 2.73%. Our net interest margin for both periods has been significantly impacted by the reversal of interest income as discussed above. The net interest margin for the same period last year was 4.41%. Management is actively engaged in trying to lower our cost of funds by shifting the focus in our branches to gathering lower-cost transaction accounts in a more retail environment.
     The provision for loan losses recorded in third quarter 2007 was $1.2 million. While total loans decreased during the quarter, there was a continuing deterioration of the real estate market. Due to this deterioration, we increased some of the risk rating ratios in our loan loss reserve methodology, resulting in an increased required allowance for loan losses. Year to date, the provision was $50.7 million. The loan loss provision for the third quarter of 2006 was $351,000 and $2.5 million for the nine-month period of 2006. The large variance in year to date periods was due to the significant increase in problem loans and charge-offs recorded in second quarter 2007. While management believes the year to date provision is sufficient to cover probable losses in the loan portfolio, no assurance can be given that increased loan volume, adverse economic conditions, regulatory action, financial distress of borrowers, our enhanced reserve methodology, or other circumstances will not result in increased losses in our loan portfolio or increased provision for loan losses.
Noninterest Income
     Total noninterest income decreased $136,000 in the third quarter of 2007 compared to the same period in 2006. For the year to date through September 30, 2006, net gains on sales of fixed assets were $114,000, most of which was related to the recognition of deferred gains on the sale of the Bank’s administration building. In early 2007, the Bank purchased that building. Service charge income and miscellaneous fee income was flat comparing quarter over quarter. Compared to the first nine months of 2006, total noninterest income increased in 2007 by $106,000, primarily due to the income on $20.0 million of bank owned life insurance (BOLI) that was purchased in May 2006, partially offset by lower gains on sales of fixed assets as explained for the quarter variance. Other fee income, including ATM network fees, official check fees, and wire transfer fees, increased $24,000, or 23%, comparing the first nine months of 2007 and 2006.

Noninterest Expenses
     Total noninterest expenses decreased $659,000 during the third quarter of 2007 compared to the same period in 2006. This decrease was primarily due to the reversal of accrued bonus compensation expenses in third quarter 2007 totaling $595,000. This non-recurring adjustment stemmed from the fact that we will almost certainly realize a net loss for 2007, thus eliminating bonus payments for senior management for 2007. Another decrease in salaries and benefits cost was the result of lower stock compensation expense recognized: $229,000 in third quarter 2007 compared to $537,000 in third quarter 2006. Although employee benefits expense is expected to be substantially lower than last year throughout the remainder of this year, we anticipate salaries expense to continue to rise as we seek to hire several highly qualified individuals to improve our infrastructure, particularly in the credit administration and risk management areas of the Bank. We had 82 employees at September 30, 2007 compared to 80 at September 30, 2006, which does not include 3 consultants who are assisting with the improvement in the infrastructure. One particularly large increase in noninterest expenses this quarter was reflected in legal and professional fees, which have increased $442,000, or 691%, comparing third quarter 2007 to the same quarter in 2006. The majority of the increase in legal fees was loan-related, in conjunction with the increased problem loan levels. Another increase in the quarter ended September 30, 2007 was due to higher FDIC deposit insurance premium assessments, up $255,000 over third quarter 2006, since the FDIC is once again assessing premiums to “well-capitalized” banks, which had not previously been a practice for almost a decade.
     During the first nine months of 2007, noninterest expenses increased approximately $489,000 compared to the same period in 2006. The largest overall increases occurred in legal and professional fees, FDIC assessments, and data processing expense, which increased by $876,000, $431,000, and $127,000, respectively. There were also increases in audit and exam expense of $56,000 and occupancy and equipment expense of $39,000. These increases, along with the data processing expenses, were largely growth-related as our branches and facilities have expanded. Offsetting these increases were decreases in salaries and employee benefits of $844,000 and consulting fees of $113,000 comparing the first nine months of 2007 to the same period in 2006. Consulting fees have decreased considerably over the past months as they were mostly related to recruiting efforts in 2006 and our employee base has not grown substantially since that time. However, consulting fees could be higher in the coming months as we have brought in several consultants that have the specific expertise in the areas of strategic planning, regulatory compliance, and problem loan resolution. Additionally, during the first nine months of 2006, we had net losses on sales of other real estate totaling $142,000 while we had net gains during the comparable period of 2007 totaling $101,000, which helped to offset the increase in total noninterest expenses, as well.
     Income tax expense of $930,000 was recorded in third quarter, reflecting an effective tax rate of 33%. Due to the net loss sustained in second quarter, a tax benefit totaling $11.9 million remains for the year to date period. The effective tax benefit for the nine-month period ended September 30, 2007 was 30.5%. The effective tax rates for the third quarter 2006 and year to date 2006 were 35.0% and 37.5%, respectively. The decreases period over period were due to the realization of future tax benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.
Changes in Internal Control over Financial Reporting
     The Company reported the identification of material weaknesses in certain lending policies and risk management functions in its Form 10-Q covering the second quarter, including weaknesses in the systems and processes that are used to identify, administer and collect problem credits. These weaknesses, coupled with rapid growth and the recent slowdown in real estate acquisition, development, and construction activity, where our loan portfolio is heavily concentrated, resulted in increased problem credits and substantial increases to the allowance for loan losses. The Company has taken the following steps to immediately improve its systems:
•	The Board of Directors took steps to make major changes in the Bank’s management structure and organization. Currently, efforts continue to hire additional qualified staff and management in key leadership and the risk management area.

•	The Board of Directors, in September 2007, adopted a comprehensive Action Plan that guides all activities related to the enhancement of performance of the Company.

•	The Board of Directors engaged qualified independent consultants and advisors to provide professional assistance in the strategic planning, loan administration, credit risk, and other management functions.

•	The Company is actively exploring alternatives to dispose of troubled assets, reduce large loan concentrations, and otherwise strengthen borrowing relationships.

•	The Company continues to enhance its risk rating methodology and analysis to better identify and quantify the amount required in the allowance for loan losses, in particular, with regard to impaired loans.

•	The Company has taken steps to begin diversifying its balance sheet through the offering of new products both on the lending side and the deposit side of the Bank.
     These actions commenced during the latter part of the second quarter of 2007 and continued through the third quarter. We anticipate additional ongoing improvements to occur in the fourth quarter and beyond that will continue to strengthen our internal controls related to the weaknesses previously identified.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     The following represent material changes from risk factors as previously disclosed in our Form 10-K filed with the SEC on March 15, 2007:
     We may face liquidity constraints and experience higher costs of funding if we are unable to maintain a “well-capitalized” status in the near future.
     The Bank’s ratios were above levels required to be considered “well-capitalized” at September 30, 2007, however, there are several factors that could impact this status in the coming quarters. The impact of not maintaining a “well-capitalized” status is a concern in that it could jeopardize the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances or unsecured federal funds credit lines, and could tighten our liquidity through reputational damage in our deposit service areas. It is imperative that we monitor these ratios closely in order to avoid falling below the minimum regulatory requirements in future quarters, which could result in regulatory sanctions. In response to our declining capital position, we are evaluating various alternatives with respect to our capital position. These may include, but are not limited to, restricting or postponing future asset growth, shrinking our assets, or raising additional equity capital. Our efforts, however, may be unsuccessful.
     Losing key personnel will negatively affect us.
     In October 2007, the Company reported that Harold “Kelly” Klem, its COO and a member of the executive management team of the Bank, had resigned from the Company. In September 2007, the Board of Directors appointed Patrick M. Frawley as President and CEO of the Company and the Bank. Current vacancies on the executive management team have been temporarily filled by engaging several consultants that have the specific expertise we believe we need to meet the ongoing challenges we currently face, particularly in the areas of strategic planning, problem loan resolution, and regulatory compliance. None of the current members of the executive management team are under employment contracts, and the loss of additional key personnel could have a negative impact on the Company and its future results of operations. However, an employment contract with Mr. Frawley is expected to be completed by year-end 2007.
     We have a concentration of loans within a small group of lending relationships.
     Our loan portfolio is heavily concentrated in acquisition, development, and construction loans. As a general rule, these loans are secured with reasonably-margined real estate. We have a further concentration of related borrowers, such as a common guarantor, with in this portfolio. Our policy in structuring these loans is to ensure that the individual loans are secured by separate collateral and backed by separate sources of repayment. As of September 30, 2007, approximately 43% of our total loans were concentrated within the top fifteen largest relationships. Our current plans include careful review of the details surrounding these loans, frequent communication with the borrowers, and steps to reduce the exposures through normal paydowns, loan participations, refinancings at other financial institutions, or sales of entire relationships. Our inability to substantially reduce these large relationships could subject the Bank to further risk and increases in loan loss provisions, other real estate owned, foreclosures, or losses should these borrowers experience financial difficulty beyond current expectations

     We may have to raise additional capital which may dilute your ownership.
     We may require additional financing to strengthen our capital position. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and voting power of shares of common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
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

INTEGRITY BANCSHARES, INC. (Registrant)
DATE: November 9, 2007	By:	/s/ Patrick M. Frawley
Patrick M. Frawley, President and CEO
(Principal Executive Officer)

DATE: November 9, 2007	By:	/s/ Suzanne Long
Suzanne Long, Senior VP & CFO
(Principal Financial and Accounting Officer)